Form 10QSB
period 2000-02-29
3045 CORP
filed 2000-04-14
CIK 1102065

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  May 31, 2000   |
                       FORM 10-QSB                   |Estimated average burden |
                                                     |hours per response:9708.0|
(Mark One)                                           |-------------------------|

 [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                For the quarterly period ended February 29, 2000


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                        Commission File Number 333-94265

                                3045 Corporation

                  Florida                          06-1562447
                 (State or other jurisdiction   (I.R.S. Employer
             of incorporation or organization)  Identification No.)

          3045 N. Federal Hwy, Suite 60, Fort Lauderdale, Florida 33306
                                  954-565-1400

                   (Address and telephone of executive office)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]   No [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 29, 2000, 1,037,000 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [    ] No [ x ]






Item 1.  Financial Statements.

                                3045 Corporation
                                 Balance Sheets

                                                      February 29, November 30,
                                                        2000           1999
                                                     (Unaudited)      (Audited)
                                                -------------------------------
                                     ASSETS

 Current Assets:
    Cash and Cash Equivalents                        $    638      $  8,331
 --------------------------------------------------------------------------
 Total Current Assets                                     638         8,331
 --------------------------------------------------------------------------
 Total Assets                                        $    638      $  8,331
 ==========================================================================

                            LIABILITIES AND EQUITY

 Current Liabilities
    Accounts Payable
        Loan Payable                                 $ 16,400      $ 15,500
        Accrued Liabilities                               567         8,267
 --------------------------------------------------------------------------
 Total Current Liabilities                             16,967        23,767
 --------------------------------------------------------------------------
 Equity
    Common Stock                                        5,450         5,350
    Retained Earnings                                 (21,679)      (20,686)
    Stock Subscriptions Receivable                       (100)         (100)
 --------------------------------------------------------------------------
 Total Equity                                         (16,329)      (15,436)
 --------------------------------------------------------------------------
 Total Liabilities and Equity                        $    638      $  8,331
 ==========================================================================
 The accompanying notes to financial statements are an integral part hereof.





                                3045 Corporation
                            Statements of Operations
                                   (Unaudited)


                                         THREE MONTHS ENDED    ONE MONTH ENDED
                                           FEBRUARY  2000     NOVEMBER 30, 1999
                                              (Unaudited)           (Audited)
                                               -----------------------------

 REVENUES

 General and Administrative
  Expenses                                        $   993          $ 20,686
 --------------------------------------------------------------------------
    Operating Loss                                   (993)          (20,686)
 --------------------------------------------------------------------------
    Net Loss                                      $  (993)         $(20,686)
 ==========================================================================
 Net Loss per share                               $  (0.01)        $  (0.04)
 ==========================================================================

 The accompanying notes to financial statements are an integral part hereof.

























                                3045 Corporation
                            Statements of Cash Flows



                                        THREE MONTHS ENDED     ONE MONTH ENDED
                                          FEBRUARY  2000      NOVEMBER 30, 1999
                                            (Unaudited)           (Audited)
                                            ---------------------------------

 CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net Loss                                     $  (993)            $(20,686)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Common stock exchanged
        For services                             3,750
      Accrued Liabilities                       (7,700)             (8,267)
 --------------------------------------------------------------------------
 NET CASH USED BY
  DEVELOPMENT STAGE
  OPERATING ACTIVITIES                          (8,693)             (8,669)
 --------------------------------------------------------------------------
 CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds from note payable to
    Officer/shareholder                            900              15,500
  Sale of Common Stock                             100               1,500
 --------------------------------------------------------------------------
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES                            1,000              17,000
 --------------------------------------------------------------------------
 NET DECREASE IN CASH
 EQUIVALENTS FOR THE
 PERIOD AND CUMULATIVE
 DURING THE DEVELOPMENT
 STAGE                                          (7,693)              8,331

 CASH AND EQUIVALENTS
 BEGINNING OF PERIOD                             8,331                -
 --------------------------------------------------------------------------
 CASH AND EQUIVALENTS
 END OF PERIOD                                $    638            $  8,331


 The accompanying notes to financial statements are an integral part hereof.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of 3045 Corporation ("Company" or "3045") as of February 29, 2000, and the results of its interim operations and cash flows for the three months ended February 29, 2000, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

   3045 Corporation (A Development Stage Company) (the Company) is a Florida corporation formed in October 1999, primarily to provide information services related to the mortgage industry through the internet.

   The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

                                Part 1, Item 2
                      Management's Discussion and Analysis

 Plan of Operation

   The Company anticipates being able to satisfy its cash requirements for the next twelve months. If it becomes necessary for the Company to raise additional funds in the next twelve months, the founder, Kim A. Naimoli, who has necessary funds, will advance funds as needed, and/or the Company will sell additional common stock.
   The Company has recently launched a web site (http://hammer.prohosting.com/~ snaimoli/) and anticipates internet activity in the near future. Additional web-site enhancement is planned, including but not limited to indexing with numerous search engines, addition of mortgage payment calculators, mortgage amortization calculators and other related mortgage analysis tools.

   The Company plans on contacting mortgage brokers, mortgage bankers, correspondent mortgage lenders to affiliate with the Company in order to provide referrals to consumers accessing the Company's web site. The Company will start in the state of Florida and extend its marketing efforts to other states when the time is appropriate.

     There are no expectations of purchasing or selling of plant and significant equipment. The Company has unlimited and unrestricted of plant and equipment belonging to the founder, Kim A. Naimoli. Such plant and equipment is sufficient to meet the operational and technical needs of the Company for at least the next twelve months.

 There are no expected significant changes in the number of employees.


                                                              Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              3045 Corporation
                                                              (Registrant)


 Date:  April 11, 2000                    __  /s/ Kim A. Naimoli             _
                                                  Kim A. Naimoli, President