Form 10QSB
period 2000-05-31
3045 CORP
filed 2000-06-20
CIK 1102065

3045 Corporation


                United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

 [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                For the quarterly period ended May 31, 2000


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 31, 2000, 1,037,000 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [    ] No [ x ]






Item 1.  Financial Statements.

                                3045 Corporation
                          A Development Stage Company
                                 Balance Sheets

                                                      May 31,      November 30,
                                                        2000           1999
                                                     (Unaudited)      (Audited)
                                                -------------------------------
                                     ASSETS

 Current Assets:
    Cash and Cash Equivalents                        $    128      $  8,331
 --------------------------------------------------------------------------
 Total Current Assets                                     128         8,331
 --------------------------------------------------------------------------
 Total Assets                                        $    128      $  8,331
 ==========================================================================

                            LIABILITIES AND EQUITY

 Current Liabilities
    Accounts Payable
        Loan Payable                                 $ 20,900      $ 15,500
        Accrued Liabilities                               567         8,267
 --------------------------------------------------------------------------
 Total Current Liabilities                             21,467        23,767
 --------------------------------------------------------------------------
 Equity
    Common Stock                                        5,350         5,350
    Retained Earnings                                 (26,689)      (20,686)
    Stock Subscriptions Receivable                       -             (100)
 --------------------------------------------------------------------------
 Total Equity                                         (21,339)      (15,436)
 --------------------------------------------------------------------------
 Total Liabilities and Equity                        $    128      $  8,331
 ==========================================================================
 The accompanying notes to financial statements are an integral part hereof.





                                3045 Corporation
                          A Development Stage Company
                            Statements of Operations
                                   (Unaudited)


                                          SIX MONTHS ENDED    ONE MONTH ENDED
                                             MAY 31,  2000   NOVEMBER 30, 1999
                                              (Unaudited)         (Audited)
                                               -----------------------------

 REVENUES

 General and Administrative
  Expenses                                        $ 6,003          $ 20,686
 --------------------------------------------------------------------------
    Operating Loss                                 (6,003)          (20,686)
 --------------------------------------------------------------------------
    Net Loss                                      $(6,003)         $(20,686)
 ==========================================================================
 Net Loss per share                               $(0.006)        $  (0.04)
 ==========================================================================

 The accompanying notes to financial statements are an integral part hereof.

























                                3045 Corporation
                          A Development Stage Company
                            Statements of Cash Flows



                                          SIX MONTHS ENDED     ONE MONTH ENDED
                                             MAY 31, 2000      NOVEMBER 30, 1999
                                            (Unaudited)           (Audited)
                                            ---------------------------------

 CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net Loss                                     $(6,003)            $(20,686)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Common stock exchanged
        For services                              -                  3,750
    (Decrease) Increase in Accrued Liabilities  (7,700)              8,267
 --------------------------------------------------------------------------
 NET CASH USED BY
  DEVELOPMENT STAGE
  OPERATING ACTIVITIES                         (13,703)             (8,669)
 --------------------------------------------------------------------------
 CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds from note payable to
    Officer/shareholder                          5,400              15,500
  Sale of Common Stock                             100               1,500
 --------------------------------------------------------------------------
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES                            5,500              17,000
 --------------------------------------------------------------------------
 NET DECREASE IN CASH
 EQUIVALENTS FOR THE
 PERIOD AND CUMULATIVE
 DURING THE DEVELOPMENT
 STAGE                                          (8,203)              8,331

 CASH AND EQUIVALENTS - BEGINNING OF PERIOD      8,331                -
 --------------------------------------------------------------------------
 CASH AND EQUIVALENTS - END OF PERIOD         $    128            $  8,331
 ==========================================================================
 The accompanying notes to financial statements are an integral part hereof.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of 3045 Corporation ("Company" or "3045") as of May 31, 2000, and the results of its interim operations and cash flows for the six months ended May 31, 2000, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

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

                                Part 1, Item 2
                      Management's Discussion and Analysis

 Plan of Operation

   The Company anticipates being able to satisfy its cash requirements for the next twelve months. If it becomes necessary for the Company to raise additional funds in the next twelve months, the founder, Kim A. Naimoli, who has necessary funds, will advance funds as needed, and/or the Company will sell additional common stock.
     As of the first quarter, The Company had launched a web site:
(http://hammer.prohosting.com/~ snaimoli/). Effective with the second quarter, the Company established a more traditional web site: (www.3045Corp.com) and anticipates internet activity in the near future. Additional web-site enhancement is planned, including but not limited to indexing with numerous search engines, addition of mortgage payment calculators, mortgage amortization calculators and other related mortgage analysis tools.

   The Company plans on contacting mortgage brokers, mortgage bankers, correspondent mortgage lenders to affiliate with the Company in order to provide referrals to consumers accessing the Company's web site. The Company will start in the state of Florida and extend its marketing efforts to other states when the time is appropriate.

     On May 24, 2000 the Company contracted with and appointed Florida Atlantic Stock Transfer, Inc. as Transfer agent and Registrar. This represents one of the final steps necessary to begin regular trading. At this time, the Company is awaiting the assignment of a stock symbol which will enable the Company to conduct regular trading.

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


                                                              3045 Corporation
                                                              (Registrant)


 Date:  June 19, 2000                    __  /s/ Kim A. Naimoli             _
                                                  Kim A. Naimoli, President