Form 10QSB
period 2000-08-31
3045 CORP
filed 2000-09-15
CIK 1102065

|-------------------------|
                      UNITED STATES                  |       OMB               |
              SECURITIES AND EXCHANGE COMMISSION     |     APPROVAL            |
                  Washington, D.C. 20549             |OMB Number:3235-0416     |
                                                     |Expires:  April 30, 2003 |
                      FORM 10-QSB                    |Estimated average burden |
                                                     |hours per response:32.00 |
(Mark One)                                           |-------------------------|
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended August 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For the Transition Period from __________ to __________

                                                   Commission File No. 333-94265

                                3045 Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                   06-1562447
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

          3045 N. Federal Hwy, Suite 60, Fort Lauderdale, Florida 33306
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 565-1400
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 31, 2000, 1,037,000 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [    ] No [ x ]

Item 1.  Financial Statements.

                                3045 Corporation
                           A Development Stage Company
                                  Balance Sheet
                                 August 31, 2000
                                   (Unaudited)

                                     ASSETS

 Current Assets:
    Cash and Cash Equivalents                                      $    206
    Deferred Income Taxes, Less Valuation Allowance of $3,727             -
 --------------------------------------------------------------------------
 Total Current Assets                                                   206
 --------------------------------------------------------------------------
 Total Assets                                                      $    206
 ==========================================================================

                      LIABILITIES AND DEFICIENCY IN ASSETS

 Current Liabilities
    Accounts Payable
        Loan Payable                                               $ 21,600
        Accrued Liabilities                                             567
 --------------------------------------------------------------------------
 Total Current Liabilities                                           22,167
 --------------------------------------------------------------------------
 Deficiency in Assets
    Common Stock                                                      5,350
    Retained Earnings                                               (27,311)
 --------------------------------------------------------------------------
 Total Deficiency in Assets                                         (21,961)
 --------------------------------------------------------------------------
 Total Liabilities and Deficiency in Assets                        $    206
 ==========================================================================
 The accompanying notes to financial statements are an integral part hereof.

                                3045 Corporation
                          A Development Stage Company
                            Statements of Operations
                                   (Unaudited)
                                                                   CUMULATIVE
 FOR THE PERIOD ENDED AUGUST 31, 2000  THREE MONTHS NINE MONTHS  SINCE INCEPTION
 -------------------------------------------------------------------------------

 REVENUES

 General and Administrative Expenses          $ 622     $ 6,625       $27,311
 -------------------------------------------------------------------------------
    Operating Loss                             (622)     (6,625)      (27,311)

 Provision for income taxes                       -           -             -
--------------------------------------------------------------------------------
    Net Loss                                  $(662)    $(6,625)     $(27,311)
 ===============================================================================
 Basic and Diluted Loss PerShare            $(0.001)    $(0.006)     $  (0.03)
 ===============================================================================
 The accompanying notes to financial statements are an integral part hereof.

                                3045 Corporation
                          A Development Stage Company
                            Statements of Cash Flows
                                   (Unaudited)
                                                                  CUMULATIVE
 FOR THE PERIOD ENDED AUGUST 31, 2000  THREE MONTHS NINE MONTHS  SINCE INCEPTION
 -------------------------------------------------------------------------------
 CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net Loss                                  $ (622)   $(6,625)    $(27,311)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      (Decrease) Increase in Accrued Liabilities -     (7,000)         567
 -------------------------------------------------------------------------------
 NET CASH USED BY
  DEVELOPMENT STAGE
  OPERATING ACTIVITIES                        (622)   (14,325)     (26,744)
 -------------------------------------------------------------------------------
 CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds from note payable to
    Officer/shareholder                        700      6,100       21,600
  Sale of Common Stock                           -        100        5,350
 -------------------------------------------------------------------------------
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES                          700      6,200       26,950
 -------------------------------------------------------------------------------
 NET DECREASE IN CASH
 EQUIVALENTS FOR THE
 PERIOD AND CUMULATIVE
 DURING THE DEVELOPMENT
 STAGE                                          78     (8,125)         206

 CASH AND EQUIVALENTS - BEGINNING OF PERIOD    128      8,331            -
 --------------------------------------------------------------------------
 CASH AND EQUIVALENTS - END OF PERIOD     $    206   $    206     $    206
 ==========================================================================
 The accompanying notes to financial statements are an integral part hereof.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of 3045 Corporation ("Company" or "3045") as of August 31, 2000, and the results of our interim operations and cash flows for the nine months ended August 31, 2000, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

     3045 Corporation (A Development Stage Company) is a Florida corporation formed in October 1999, primarily to provide information services related to the mortgage industry through the internet.

     We have been devoting our efforts to activities such as raising capital, establishing sources of information, and developing markets our planned operations. We have not yet generated any revenues and, as such, we are considered a development stage company.

                                Part 1, Item 2
                      Management's Discussion and Analysis

 Plan of Operation

     We anticipate being able to satisfy our cash requirements for the next twelve months. If it becomes necessary for us to raise additional funds in the next twelve months, our founder, Kim A. Naimoli, who has necessary funds, will advance funds as needed, and/or we will sell additional common stock.

     As of the first quarter, we had launched a web site:
(http://hammer.prohosting.com/~ snaimoli/). Effective with the second quarter, we established a more traditional web site: (www.3045Corp.com) and anticipate internet activity in the near future. Additional web-site enhancement is planned, including but not limited to indexing with numerous search engines, addition of mortgage payment calculators, mortgage amortization calculators and other related mortgage analysis tools.

     We plan on contacting mortgage brokers, mortgage bankers, correspondent mortgage lenders to affiliate with the Company in order to provide referrals to consumers accessing our web site. We will start in the state of Florida and extend our marketing efforts to other states when the time is appropriate.

     On May 24, 2000, we contracted with and appointed Florida Atlantic Stock Transfer, Inc. as Transfer agent and Registrar. This represents one of the final steps necessary to begin regular trading. On June 16, 2000 stock symbol "TZFF" was issued us.

     There are no expectations of purchasing or selling of plant and significant equipment. We currently have unlimited and unrestricted use of plant and equipment belonging to the founder, Kim A. Naimoli. Such plant and equipment is sufficient to meet our operational and technical needs for at least the next twelve months.

 There are no expected significant changes in the number of employees.


                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               3045 Corporation
                                               (Registrant)


 Date:  September 8, 2000                      /s/ Kim A. Naimoli             _
                                               Kim A. Naimoli, President