Form 10KSB
period 2000-11-30
3045 CORP
filed 2001-01-03
CIK 1102065

---------------------------
                                                           OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:3235-0420
                                                     Expires: April 30,2003
                                                     Estimated average burden
                                                     hours per response: 294.00
                                                     ---------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                     For the fiscal year ended November 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                              For the transition period from________to________
                                                Commission file number 333-94265


                           3045 Corporation

             ------------------------------------------------------
                  (Name of small business issuer in its charter)

Florida                                       06-1562447
------------                                  --------------------
(STATE OF OR OTHER JURISDICTION               (IRS EMPLOYER
 OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

3045 N. Federal Highway, Suite 60, Fort Lauderdale, Florida   33306
- ----------------------                                      -------
(ADDRESS OF PRINCIPAL                                         ZIP CODE
 EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 565-1400
                                                     -------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
                                                            -----

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                    COMMON STOCK, WITHOUT PAR VALUE
                    ---------------------------------------
                                (TITLE OF CLASS)

                ------------------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Revenues for the issuer's most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of November 30, 2000, was approximately $0.

Number of shares outstanding of the issuer's common stock, as of November 30, 2000 was 1,032,000.

Documents Incorporated by Reference: The 3045 Corporation's SB-2 Registration Statement dated March 14, 2000 is hereby incorporated in Parts I, II and III of this Annual Report.

PART I
ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS Certain information contained in this Annual Report on Form 10-KSB, including, without limitation, information appearing under Part I, Item I (Business), and Part II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in our other Securities and Exchange Commission filings, including our Registration Statement on Form SB-2 dated March 14, 2000, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us in this Annual Report on Form 10-KSB. Such potential risks and uncertainties include, but are not limited to: dependence on the Internet, inability to develop a business plan, lack of an operational website, lack of customers; intensely competitive industry with increasing competition and new website development and product obsolescence. Due to these factors, we believe that it is difficult to predict our success and that moreover, our proposed plan of business cannot be relied upon as an indication of our future performance. Additionally, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Description of Business.
We were incorporated in the State of Florida on October 26, 1999, for the purpose of selling mortgage information through the Internet.

We plan to deliver mortgage related information and services through our website. As of the date of this prospectus, we do not have an operational website, Internet service provider or web site developer, all of which will be necessary to execute our plan of business. To date, we have not formulated any relationships for the hosting, development or maintenance of a web site. We plan to generate revenues through the sale of advertising and through subscriptions. Because we currently do not have a well-developed business plan, we may spend an excessive amount of our financial and operational resources to develop of our business plan. Our website may not be developed in a timely fashion with the computer, technical and marketing skills necessary to construct a superior website.

There are no assurances that we will be successful in our business or overcoming the numerous risks involved in our planned business. In addition, there are no assurances that the public will accept our on-line mortgage business. As such, should adverse conditions occur pertaining to the general business environment or our operations or financial condition we may consider any of the following corporate actions:

o        Merger with another Company;
o        Acquisition with another Company;
o        Share Exchange with another Company;
o        Sale of a majority interest of our Company;
o        Entering into a new line of business; and
o Adjusting our current line of business to accommodate changing business conditions.

Our success depends upon the general acceptance of on-line mortgage information and services by consumers, mortgage brokers and other third parties. If these groups do not embrace online mortgage information, our operations will be adversely affected. The market for electronic mortgage information and services, particularly over the Internet, is in its early stages of development, but is evolving rapidly. We cannot assure that a sufficiently broad base of consumers and businesses will adopt, and continue to use, the Internet to obtain mortgage services, traditionally provided in person-to-person and paper transactions. Our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet services.

We believe that acceptance of our services will depend on the following factors, among others:

o The growth of the Internet as a medium for commerce generally, and as a market for financial products and services in particular;
o Development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon the Internet;
o        Government regulation of the Internet;
o Our ability to successfully and efficiently develop on-line information that is attractive to a Sufficiently large number of consumers and mortgage brokers; and
o a change in the perception among many consumers and real estate service providers that obtaining mortgage information on-line is less dependable than obtaining mortgage information through more traditional methods.

Slower response times could adversely affect use of our website. We may be unable to develop and introduce new services or service enhancements in a timely manner. In addition, because the market for on-line mortgage information is in the early stages of development, data pertaining to the volume of visitors to other mortgage websites is difficult to predict. If the volume of website visitors falls below expectations of financial analysts or the public, we may be unable to obtain quality advertising contracts. The occurrence of any of these factors could have a material adverse effect upon the nature of our business and the continuation of our website.

We plan to develop a web site that provides information to visitors about different mortgage products. The site is planned to include a glossary of terms used in the mortgage process, an amortization schedule generator, and an estimated payment calculator. We plan to develop our site to permit website visitors to review the mortgage approval and application process. Visitors who wish to access the information will be required to pay a fee of $20, which allows them to use our site for one month from the subscription date. Each user will be granted a password for entry into the web site. We plan to charge this fee to the subscriber's credit or debit card. We plan to process all orders by on line credit card or cyber cash systems, but we currently have not developed any relationships or contracts to process online orders. In addition, we have not researched the needs of our planned website functions or the fees associated with the services needed to fulfill those needs.

Our site content will consist of information relating to the mortgage application process. We plan to provide information to borrowers such as advantages and disadvantages of fixed and adjustable rate loans, as well as loans with an interest rate that is fixed for a period of time and subsequently adjusts one time to a fixed rate loan. Our site will also contain information relating to selection of a mortgage broker or lender, credit establishment and credit repair. In addition, we also plan to provide interest rate information by geographic area. A portion of the information available on our website may be available free of charge at other locations; however, we intend to develop more expansive information than that currently available free of charge.

Applying for a mortgage can be a confusing, tedious and intrusive experience for homebuyers, especially first time homebuyers. We plan to demystify the mortgage loan process by providing more expansive information to familiarize the buyer with documentation requirements to determine eligibility. We plan to provide our visitors with information their lender would require for a mortgage application. This documentation may include bank statements, pay stubs, W-2 forms, tax returns, divorce decrees, property settlements, proof of self-employment, verification of all assets, and property ownership. We plan also to provide guidance to borrowers in the selection of property inspectors, property appraisers, surveyors and title insurance companies.

We plan to establish our market through e-mail advertising. We have not conducted any market testing to determine prospective advertisers on our website. Visitors will be able to obtain information twenty-four hours per day, seven days per week through the website. We also plan to sell advertising on our website to banks, mortgage brokers, builders, land appraisers, surveyors, inspectors, title companies and real estate brokers. We have not developed criteria for pricing of the advertising space; however, we anticipate pricing will be based upon advertisement size, web page placement, content requirements, contract duration and other factors.

We plan to classify a lenders' advertisements by the loan product it offers. We anticipate that our site will allow a borrower to complete a credit application on line with our lender advertisers. Visitors will be placed into their appropriate risk category which will describe mortgage products available at varying interest rates, origination fees and discount points based upon the borrower's risk classification.

We plan to seek lender advertisers that have a variety of products including full disclosure loans that require verification of income, assets, credit, source of funds, employment and residence history, based solely on the borrower's credit history and the loan to value ratios without any further documentation. We plan to provide borrowers with information on no documentation or reduced documentation, which are typically provided to self-employed persons or borrowers with prime credit ratings who desire to maintain their privacy regarding their income. We also plan to attract advertisers who offer programs for borrowers with previous credit blemishes; sub-prime loans, in a variety of programs based upon risk based pricing.

The process of applying for a mortgage may be an invasive and foreign process. We believe we can take the mystique out of the process by familiarizing the borrower with required steps to obtain a mortgage.

We plan to develop a website, but have taken no steps towards its development. We have no operating history for investors to evaluate our business strategy. We have limited insight into trends that may emerge and affect our business. You must consider the risks and difficulties frequently encountered by development stage companies. Furthermore, we face risks due to our anticipated participation in the new and rapidly-evolving Internet market. These challenges include our:

o Need to develop, maintain, and increase awareness of our web site;
o Need to attract and retain customers;
o Dependence on web site and transaction processing performance and reliability;
o Need to compete effectively;
o Need to establish ourselves as a participant in the evolving market for mortgage information; and
o Need to establish and develop relationships with entities related to and involved in the mortgage industry in order to obtain advertising revenues for our site.

Because significant up front advertising, sales, and other expenses are required to develop our web site, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. We expect that our total website development costs will be approximately $4,000 to $5,000, based on the following estimated costs: (1) $125 for domain name registration and listing; (2) $2,000 to $3,000 for technical, presentational and other developmental costs; (3) $1,000 for annual hosting service fees; and (4) $1,000 for annual site maintenance. We will allocate advertising and promotional expenses as we develop operations and research market demand for our services. Future losses are likely before our operations will become profitable. Investors now have no basis upon which to judge our ability to develop our web site and are unable to forecast our future growth.

We have no revenues or revenue sources and yet we have significant costs. Our website has not been developed. We cannot assure that we will obtain the necessary working capital to develop our website. Further, even if our website is developed, we cannot assure that our website will receive enough Internet traffic or purchases to generate revenues or achieve profitability. We believe that we will incur net losses for at least the next two years. We intend to increase our operating expenses substantially as we:

o Develop our website;
o Initiate our marketing activities and advertising efforts;
o Provide our customers with promotional benefits;
o Increase our general and administrative functions to support our developing operations; and
o Develop enhanced technologies and features to improve our web site, once developed.

We will pay our increased operating expenses from our revenues if they are sufficient; otherwise, we plan to borrow funds from our management to pay expenses. Depending upon the extent that our development costs outpace our revenues, our losses will accumulate more rapidly. In addition, we may find that our development efforts are more expensive than we currently anticipate.

DISTRIBUTION
We plan to deliver our services through our website, if developed. We do not have an operational website, Internet service provider, web site developer, all of which will be necessary to execute our plan of business. To date, we have not formulated any relationships for the hosting, development or maintenance of a web site.

NEW PRODUCTS OR SERVICES
We currently have no new products or services announced or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS
The conventional method of obtaining mortgage information for at least the past fifty years has been through mortgage brokers or lenders, commercial banks, savings and loan associations, credit unions and insurance companies. The public has been reticent to new vehicles or formats through which they would receive mortgage information. Despite the convenience of information offered over the Internet or prospectively over our website, many consumers will view conventional methods of obtaining this information more convenient and offering better customer service.

SOURCES AND AVAILABILITY OF RAW MATERIALS
We have no raw materials or suppliers.

CUSTOMER BASE
We have no customers. If we are able to establish a customer base in the future, we do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

INTELLECTUAL PROPERTY.
We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.

GOVERNMENTAL REGULATION ISSUES.
We are not now affected by direct government regulation, generally and laws or regulations directly applicable to access to or commerce on the Internet. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT.
To date, we have not undergone any research and development.

ENVIRONMENTAL LAW COMPLIANCE.
To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES.

We currently have one employee, Kim Namoli, our president and sole director, who works for us part-time. We have no employment contract with Ms. Namoli and she is not a union member or affected by labor contracts.

ITEM 2.  DESCRIPTION OF PROPERTY.
Our executive offices are located at 3045 N. Federal Highway, Suite 60, Fort Lauderdale, Florida 33306, where we share space with a Company owned by our President, Kim Naimoli. The space is approximately 400 square feet total, of which we occupy a small portion without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
We are not aware of any pending or threatened legal proceedings, which involve 3045 Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters, which have been submitted to a vote of our security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol TZFF. There is no active trading market for our common stock. As a result, the liquidity of an investment in the Common Stock may be adversely affected. As of November 30, 2000, there were 1,032,000 common shares outstanding. There is no trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be developed or if developed, sustained

HOLDERS
As of November 30, 2000, there were approximately 31 holders of record of our common stock.

DIVIDENDS
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems appropriate.

ITEM 6.  PLAN OF OPERATION
THE DISCUSSION CONTAINED HEREIN CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR EXPRESSING THIS TERMINOLOGY NEGATIVELY OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS PROSPECTUS SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS PROSPECTUS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS PROSPECTUS. IMPORTANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER THE CAPTION ENTITLED "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REGISTRATION STATEMENT.

We currently have no operations, revenues or customers. In the next twelve months, we plan to develop our website and form strategic alliances and relationships with key suppliers for our products and services. We will need approximately $15,000 to accomplish these goals. We plan on funding these expenses through non-interest bearing loans from our president. We are a development stage company without operations or revenues. We are unable to satisfy cash requirements without management's financial support. Our management has made $15,500 of capital contributions to our business since our inception. Our Company executed a note payable to our principal officer and as of November 30, 2000, we owe her $21,775. The note is unsecured, due on demand and provides for 8% annual interest. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our president Kim Naimoli. Management's capital contributions will be accomplished through interest bearing promissory notes between our Company and management. We have not determined the amount of funds that will be necessary for management to contribute at this time.

Over the next twelve months, we plan to develop a web site through which we will provide mortgage related information. We will require additional funds to develop our website. Although we plan to raise additional funds, we have not yet determined how we will obtain these funds. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

Until such time as we develop our website, if ever, we will not have revenues from our operations. We anticipate that if our website becomes operational, we will generate revenues from the sale of subscriptions to the website and through the sale of advertisements. There is no assurance that we will be successful in selling subscriptions or advertising for our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

If our Company or its management receives proceeds from the sales of the securities by the selling security shareholders, those persons may have conducted an illegal distribution of our securities and may be deemed underwriters. Accordingly, they will have liability for any material misrepresentations or omissions in this document and otherwise in the offer and sale of securities.

We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

There are no assurances that we will be successful in our plan of operations or overcoming the numerous risks involved in our planned business. In addition, there are no assurances that the public will accept our on-line mortgage business. As such, should adverse conditions occur pertaining to the general business environment or our operations or financial condition we may consider any of the following corporate actions:
o Merger with another Company;
o Acquisition with another Company;
o Share Exchange with another Company;
o Sale of a majority interest of our Company;
o Entering into a new line of business; and
o Adjusting our current line of business to accommodate changing business conditions.

ITEM 7.  FINANCIAL STATEMENTS.
See financial statements required by this item are as follows:

                                3045 CORPORATION

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           November 30, 1999 and 2000

                                 C O N T E N T S

                                                                           Page

INDEPENDENT AUDITOR'S REPORT                                                F-2


FINANCIAL STATEMENTS
 Balance Sheets                                                             F-3

 Statements of Loss and Accumulated Deficit
  During the Development Stage                                              F-4

 Statements of Cash Flows                                                   F-5

 Statements of Deficiency in Assets                                         F-6

NOTES TO FINANCIAL STATEMENTS                                         F-7 to F-9

Dohan and Company                                  7700 North Kendall Drive, 204
Certified Public Accountants                       Miami, Florida     33156-7564
A Professional Association                         Telephone      (305) 274-1366
                                                   Facsimile      (305) 274-1368
                                                   E-mail         info@uscpa.com
                                                   Internet        www.uscpa.com



                          Independent Auditor's Report

Stockholders and Board of Directors
3045 Corporation (A Development Stage Company)
Fort Lauderdale, Florida

We have audited the accompanying balance sheets of 3045 Corporation (A Development Stage Company), as of November 30, 2000 and 1999, and the related statements of loss and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year ended November 30, 2000 and for the period from inception (October 26, 1999) to November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3045 Corporation (A Development Stage Company) at November 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended November 30, 2000 and for the period from inception (October 26, 1999) to November 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and other transactions, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ Dohan and Company, CPA's

December 26, 2000
Miami, Florida







Member:
Florida Institute of Certified Public Accountants
American  Institute of Certified Public  Accountants - Private Companies and SEC
  Practice Sections
SC International - Offices in Principal Cities World-Wide

3045 CORPORATION
(A Development Stage Company)

BALANCE SHEETS

November 30,                                       2000                  1999
--------------------------------------------------------------------------------

 ASSETS

      Cash and cash equivalents                 $    16               $   8,331
      Deferred tax asset less valuation
        allowance of $3,950 and $3,103              -                      -
--------------------------------------------------------------------------------
 TOTAL ASSETS                                   $    16               $   8,331
--------------------------------------------------------------------------------

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES

      Accounts payable                         $    230                $   -
      Note payable to officer/shareholder        21,775                  15,500
      Accrued expenses and other liabilities      4,006                   8,267
--------------------------------------------------------------------------------
          TOTAL LIABILITIES                      26,011                  23,767
--------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)

 DEFICIENCY IN ASSETS

      Preferred stock, no par value, 10,000,000
      shares authorized; none outstanding          -                       -
      Common stock, no par value, 50,000,000
          shares authorized, 1,032,000 shares
          issued and outstanding                 5,350                    5,350
      Stock subscriptions receivable              -                        (100)
      Deficit accumulated during the development
          stage                                (31,345)                 (20,686)
--------------------------------------------------------------------------------
          TOTAL DEFICIENCY IN ASSETS           (25,995)                 (15,436)
--------------------------------------------------------------------------------

 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS    $    16                 $  8,331
--------------------------------------------------------------------------------
 See accompanying notes.

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE

                                            For the period
                                            from inception
                      For the year ended  (October 26, 1999) to     Cumulative
                       November 30, 2000    November 30, 1999    since inception
--------------------------------------------------------------------------------

EXPENSES

 Professional fees          $   7,537            $ 20,450             $  27,987
 Interest expense               2,506                -                    2,506
 Office expenses                  492                 219                   711
 Other operating expenses         124                  17                   141
--------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES  (10,659)            (20,686)              (31,345)

INCOME TAXES                     -                   -                     -
--------------------------------------------------------------------------------

NET LOSS                    $ (10,659)          $ (20,686)            $ (31,345)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  1,037,000             490,133               990,668
--------------------------------------------------------------------------------

BASIC AND DILUTED
   NET LOSS PER SHARE        $ (0.01)            $ (0.04)              $ (0.03)
--------------------------------------------------------------------------------
See accompanying notes.

3045 CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                            For the period
                                            from inception
                      For the year ended  (October 26, 1999) to     Cumulative
                       November 30, 2000    November 30, 1999    since inception
--------------------------------------------------------------------------------

CASH FLOWS FROM DEVELOPMENT
 STAGE OPERATING
 ACTIVITIES
  Net loss                  $ (10,659)          $ (20,686)           $  (31,345)
  Adjustments to
  reconcile net loss to
   net cash used by
   operating activities:
    Common stock exchanged
     for services               -                   3,750                 3,750
    Increase in accounts
     payable                      230                -                      230
    (Decrease) Increase in
     accrued liabilities       (4,261)              8,267                 4,006
--------------------------------------------------------------------------------
NET CASH USED BY DEVELOPMENT
STAGE OPERATING ACTIVITIES    (14,690)            (8,669)               (23,359)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable
 to officer/shareholder         6,275              15,500                21,775
Sale of common stock             -                  1,500                 1,500
Payment on stock
 subscriptions receivable         100                -                      100
--------------------------------------------------------------------------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES           6,375              17,000                23,375
--------------------------------------------------------------------------------

NET INCREASE IN CASH AND
EQUIVALENTS FOR THE
PERIOD AND CUMULATIVE
DURING THE DEVELOPMENT
STAGE                          (8,315)              8,331                    16

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD            8,331                -                    -
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD              $      16          $    8,331            $       16
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES

 Interest paid              $    -             $     -               $    -
 Income taxes paid          $    -             $     -               $    -

SUPPLEMENTAL DISCLOSURES OF
 NON-CASH FINANCING ACTIVITIES

Common Stock issued for
 subscription receivable    $    -             $      100            $      100
--------------------------------------------------------------------------------
 See accompanying notes.

3045 CORPORATION
(A Development Stage Company)

STATEMENTS OF DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------
                                                         Accumulated
                                                          Deficit         Total
                                 Additional    Stock     During the   Deficiency
                   Common Stock   Paid-in   Subscription  Development  in Assets
                 ----------------
Description     Shares     Amount Capital    Receivable     Stage        Assets
--------------------------------------------------------------------------------

Common stock
issued for
cash            25,000 $   1,500   $   -      $   -        $   -          1,500

Common stock
exchanged
for services 1,005,000     3,750       -          -            -          3,750

Issuance of
common stock
for stock
subscription
receivable       2,000       100       -        (100)          -           -

Cumulative net
loss for the
period from
inception
(October 26,
1999)
to November 30,
1999              -          -         -          -        (20,686)     (20,686)
--------------------------------------------------------------------------------
Balance,
November 30,
1999         1,032,000    $ 5,350  $   -     $  (100)    $ (20,686)   $ (15,436)
--------------------------------------------------------------------------------

Payments on
stock
subscription
receivable        -          -         -         100          -             100

Net loss for
the year ended
November 30,
2000              -          -         -        -          (10,659)     (10,659)
--------------------------------------------------------------------------------
Balance,
November 30,
2000        1,032,000     $ 5,350  $   -     $  -       $  (31,345)   $ (25,995)
--------------------------------------------------------------------------------
See accompanying notes.

3045 CORPORATION (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

3045 Corporation (the Company) is a Florida corporation formed in October 1999, primarily to provide information services related to the mortgage industry through the Internet.

Reclassifications

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (FAS
109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Advertising

Advertising costs will be expensed as incurred.

Basic and Diluted Net Loss Per Common Share

The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company's financial assets and liabilities at November 30, 2000, approximate fair value due to the short maturity of the instruments.

Development Stage Company

The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 2.  RELATED PARTY TRANSACTIONS

The Company issued 950,000 shares of common stock to the President of the Company in November 1999, for services as founder. These shares were issued at a total value of $1,000.

The Company sold one thousand shares to a related party, through a family relationship, in November 1999. These shares were sold at a value of $.05 per share for a total of $50.

Note payable from officer/shareholder at November 30, 2000, was $21,775. This note is unsecured, due on demand, and provides for annual interest at 8%.

NOTE 3. INCOME TAXES

At November 30, 2000, the Company had a net operating loss available for carryforward of approximately $28,800. This loss may be carried forward to offset federal income taxes in future years through the year 2020. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. Under SFAS 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences result primarily from accrued shareholder interest not deductible for income tax purposes, providing a deferred tax benefit of $376. SFAS No. 109 also provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit resulting from the net operating loss carryforward of $4,326 may not be recognized in future years. Therefore, a valuation allowance of $3,950 has been established, which represents an increase of $847 from prior year's valuation allowance of $3,103, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred a net loss of $10,659 for the year ended November 30, 2000. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates to meet its cash requirements through the financial support of its management until a customer base is developed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Office space

The Company shares its executive offices with a company owned by its President. The Company occupies a small portion of the total space of 400 square feet, free of charge.

NOTE 6. COMMON STOCK

In November 1999, the Company issued 32,000 shares of common stock at a stated value of $.05 per share, for a total value of $1,600. A stock subscription receivable of $100 was recorded at the date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accounting firm of Dohan and Company, CPA's, P.A. audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE   OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

The names and ages of our Directors and executive Officers are set forth below:

Name                Age      Position(s) With The Company
------              ---      ----------------------------
Kim A. Naimoli      41       President/Secretary/Treasurer

Kim A. Naimoli will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Directors are elected for one-year terms.

DIRECTORS AND OFFICERS

Our Bylaws provide that we shall have a minimum of one director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. The directors and executive officers of 3045 Corporation are as follows:

Kim A. Naimoli

From 1991 to 1993, Ms. Naimoli was a manager for Credit Bureau Affiliates where she supervised up to 25 employees. Her duties included sales and marketing. In 1993, she left this position and formed her own company, Credit Bureau Services, where she continued to focus on sales and marketing. In March 1996, Ms. Naimoli and her husband opened Coral Mortgage, where she continues to handle marketing and sales management for that company. In 1998, Credit Bureau Services was closed. Thereafter, Ms. Naimoli assumed the position of a loan originator for Apartment Lending.

SIGNIFICANT EMPLOYEES

Other than Kim Naimoli, there are no employees who are expected to make a significant contribution to our Corporation.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors, or persons nominated for such positions.

LEGAL PROCEEDINGS

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us during the year ended November 30,2000, all Section 16(a) filing requirements applicable to our officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION
COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
SUMMARY COMPENSATION TABLE

No executive compensation has been paid since our inception.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following tables set forth the ownership, as of November 30,2000, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners.

TITLE OF                                         NO. OF   NATURE OF     CURRENT
CLASS    NAME & ADDRESS                          SHARES   OWNERSHIP     %OWNED
-----    --------------                          ------   ---------     -------
Common   Kim A. Naimoli                          950,000   Direct         91%
         3045 N. Federal Highway, Suite 60
         Fort Lauderdale, Florida 33306

Security Ownership of Officers and Directors.

TITLE OF                                         NO. OF   NATURE OF
CLASS    NAME & ADDRESS                          SHARES   OWNERSHIP     %OWNED
-----    --------------                          ------   ---------     ------
Common   Kim A. Naimoli                          950,000   Direct         91%
         3045 N. Federal Highway, Suite 60
         Fort Lauderdale, Florida 33306

All Officers and Directors as a Group            950,000   Direct         91%
(1 Individual)

Changes in Control.
There are currently no arrangements, which would result in a change in control of 3045 Corporation.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our President and Director, Kim Naimoli, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons. We are not a subsidiary of any other company. Our President, Kim A. Naimoli, was our only promoter.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)Exhibits
The following exhibits are filed with this report:

(3.1) Articles of Incorporation (incorporated by reference Form SB-2/A filed
      April 4, 2000, File No. 333-94265)
(3.2) By-laws (incorporated by reference Form SB-2/A filed April 4, 2000,
      File No. 333-94265)

(b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the fourth quarter of fiscal
2000.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              3045 Corporation

                                             /s/ Kim Naimoli
                                             ---------------
                                             By: Kim A. Naimoli, President
                                             Date: November 30, 2000

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates stated.

                                             /s/ Kim Naimoli
                                             ---------------
                                             Kim Naimoli
                                             Title:  President & Director
                                             Date: November 30, 2000