Form 10QSB
period 2001-03-31
FLORAN INTERNATIONAL INC
filed 2001-05-21
CIK 1102065

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                         Commission File No. 339868-10-1


                           FLORAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


         Florida                                        06-1562447
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification Number)


               501 West Monroe Street, Springfield, Illinois 62701 (Address of principal executive offices) (Zip Code)


                                 (217) 698-6060
              (Registrant's telephone number, including area code)



         Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, no par value, 60,837,499 outstanding Shares as of March 31, 2001.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

         1. Interim Balance Sheet as of March 31, 2001 and Balance Sheet as of December 31, 2000.

         2. Interim Statements of Operations for the three months ending March 31, 2001 and cumulative from August 1, 2000 (inception) to March 31, 2001.

         3. Interim Statements of Cash Flows for the three months ending March 31, 2001 and cumulative from August 1, 2000 (inception) to March 31, 2001

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

                    Floran International, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                                        March 31, 2001
                                                                          (Unaudited)      December 31, 2000
                                                                        --------------     -----------------

                                     Assets
Current Assets
Cash                                                                      $        34        $        --
Employee advances                                                               2,900                 --
                                                                          -----------        -----------
Total Current Assets                                                            2,934                 --
                                                                          -----------        -----------

Other Assets
Equipment                                                                       1,231                 --
License and rights                                                                 --          1,547,500
                                                                          -----------        -----------
Total Other Assets                                                              1,231          1,547,500
                                                                          -----------        -----------

Total Assets                                                                    4,165          1,547,500
                                                                          ===========        ===========


                    Liabilities and Stockholders' Deficiency

Current Liabilities
Note payable                                                                   21,775                 --
Bank overdraft                                                                     --                464
Accounts payable and accrued expenses                                         178,983             37,215
Due to investors                                                              238,200             86,000
Due to affiliate                                                               68,700                 --
Payable under license agreement                                                    --          1,450,000
                                                                          -----------        -----------
Total Current Liabilities                                                     507,658          1,573,679
                                                                          -----------        -----------

Total Liabilities                                                             507,658          1,573,679
                                                                          -----------        -----------

Stockholders' Deficiency
Common stock, no par value, 100,000,000 shares authorized,
 60,320,000 shares issued and outstanding                                     431,095            125,100
Common stock issuable (517,499 shares)                                        147,687                104
Additional paid-in capital                                                    747,680                 --
Deficit accumulated during development stage                               (1,829,955)          (151,383)
                                                                          -----------        -----------
Total Stockholders' Deficiency                                               (503,493)           (26,179)
                                                                          -----------        -----------

Total Liabilities and Stockholders' Deficiency                            $     4,165        $ 1,547,500
                                                                          ===========        ===========



          See accompanying notes to consolidated financial statements.

                    Floran International, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                    Cumulative
                                                                        Three Months               From August 1,
                                                                            Ended                2000 (Inception)
                                                                        March 31, 2001           to March 31, 2001
                                                                        --------------           -----------------
Revenues                                                                 $      8,000              $      8,000

Cost of Goods Sold                                                                892                       892
                                                                         ------------              ------------

Gross Profit                                                                    7,108                     7,108
                                                                         ------------              ------------

Operating Expenses
Compensation                                                                   44,862                   143,348
Subcontractors                                                                 37,790                    37,790
Consulting                                                                  1,257,545                 1,257,545
Amortization                                                                   38,688                    68,841
Demonstration supplies                                                             --                    10,682
Director fees                                                                 119,025                    38,688
General and administrative                                                     61,961                   119,025
Loss on impairment                                                             78,812                    78,812
Professional fees                                                              46,997                    82,332
                                                                         ------------              ------------
Total Operating Expenses                                                    1,685,680                 1,837,063
                                                                         ------------              ------------

Net Loss                                                                 $ (1,678,572)             $ (1,829,955)
                                                                         ============              ============

Net loss per share - basic and diluted                                   $      (0.03)             $      (0.04)
                                                                         ============              ============

Weighted average number of shares outstanding during the
  period - basic and diluted                                               55,999,813                52,217,253
                                                                         ============              ============



          See accompanying notes to consolidated financial statements.

                    Floran International, Inc. and Subsidiary
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                                From
                                                                                       Three Months         August 1, 2000
                                                                                           Ended           (Inception) to
                                                                                       March 31, 2001       March 31, 2001
                                                                                       --------------       --------------
Cash flows from operating activities
Net loss                                                                                $(1,678,572)         $(1,829,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses                                                                      1,227,269            1,304,973
Amortization                                                                                 38,688               38,688
Loss on impairment                                                                           78,812               78,812
Changes in operating assets and liabilities:
Increase (decrease) in:
Employee advances                                                                            (2,900)              (2,900)
Increase (decrease) in:
Bank overdraft                                                                                 (464)                  --
Due to affiliate                                                                             68,700               68,700
Accounts payable and accrued liabilities                                                    137,532              174,747
                                                                                        -----------          -----------
Net cash used in operating activities                                                      (130,935)            (166,935)
                                                                                        -----------          -----------

Cash flows from investing activities
Purchase of machinery and equipment                                                          (1,231)              (1,231)
Payment under license agreement                                                             (20,000)             (70,000)
                                                                                        -----------          -----------
Net cash used in investing activities                                                       (21,231)             (71,231)
                                                                                        -----------          -----------

Cash flows from financing activities
Proceeds from investors                                                                    (152,200)            (238,200)
                                                                                        -----------          -----------
Net cash provided by financing activities                                                  (152,200)            (238,200)
                                                                                        -----------          -----------

Net increase in cash                                                                             34                   34

Cash at beginning of period                                                                      --                   --
                                                                                        -----------          -----------

Cash at end of period                                                                   $        34          $        34
                                                                                        ===========          ===========



                 See accompanying notes to financial statements.

                    Floran International, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

Note 1   Basis of Presentation, Organization and Principles of Consolidation
----------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of H2O International, Inc., the Company's legal subsidiary, for the period from August 1, 2000 (inception) to December 31, 2000 included in the Company's Form 8-K.

On January 9, 2001, H2O International, Inc. was acquired by an inactive Florida corporation, 3045 Corp., which is traded on the OTCBB and reports to the Securities and Exchange Commission under the Securities Exchange Act of 1934. Pursuant to Accounting Principles Board Opinion No. 16 ("APB 16"), the acquisition was treated as a recapitalization of H20 International, Inc. Just subsequent to the recapitalization, there were 60,361,667 (including 41,667 common shares issuable) common shares outstanding after a 10-for-1 split, which occurred in January 2001, as the stockholders of 3045 Corp. held 10,320,000 common shares. The name of 3045 Corp. was changed to Floran International, Inc. The authorized shares and capital structure in the accompanying consolidated financial statements reflect those of the legal parent, Floran International, Inc. Pro-forma financial disclosure is not presented since the transaction is treated as a recapitalization rather than a business combination. As a result of the recapitalization accounting, the accumulated deficit of the inactive shell of $31,345 was charged to additional paid-in capital. (See Note 5(A))

The accompanying consolidated financial statements include the accounts of Floran International, Inc. and its wholly owned subsidiary, H2O International, Inc. (the "Company"). All material intercompany transactions and balances have been eliminated.

Note 2   Impairment of License and Rights
-----------------------------------------

The Company is in the development stage and was formed for the purpose of marketing a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities. On August 1, 2000, the Company licensed the marketing, sale, and distribution rights from the owner of the technology.

The Company had defaulted on the February 23, 2001 payment under the license agreement and was granted an extension to April 30, 2001.

On April 30, 2001 the licensor notified the Company that it was terminating the license agreement due to the Company's default on the April 30, 2001 payment. Management believes that its remaining obligation under the agreement was relieved as a result of the termination of the agreement. Accordingly, the Company has written off the unamortized portion of the license and rights asset against the then remaining liability of $1,430,000, resulting in a loss on impairment of $78,812 charged to operations during the three months ended March 31, 2001. Prior to the write-off of the license, the Company recognized amortization of $38,688.

As a result of the license termination, the Company has become inactive.

Note 3   Due to Investors
-------------------------

In December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering, which occurred in 2001 at $0.50 per share after the recapitalization. Accordingly, the $86,000 was reflected as a liability at December 31, 2000. The new shares were never issued and accordingly, the liability remained at March 31, 2001.

During the three months ended March 31, 2001, the Company raised $152,200 under common stock subscriptions for 304,400 common shares. However, the shares were never issued and the Company is now inactive due to the loss of its license. Accordingly, the $152,200 is included in the due to investors liability at March 31, 2001.

Note 4   Commitments
--------------------

         (A) Consulting Agreements

         On August 1, 2000, the Company executed a consulting agreement whereby the consultant will provide stipulated services. The consultant was granted 200,000 common shares of the Company's stock, which vest over the service period from August 1, 2000 through July 31, 2002. The consultant earned 41,667 shares from August 1, 2000 to December 31, 2000 valued at $104 based on the fair market value at the pro-rata completion dates of the services provided. Such fair market value averaged $0.0025 per a share for that period. Since the shares were not physically issued as of December 31, 2000, the common stock was reflected as common stock issuable at December 31, 2000. In addition, the consultant will be paid 3% of all net profits of the Company generated as a direct result of the new business brought to the Company through the consultant's efforts. During the quarter ended March 31, 2001, the consultant earned 24,999 shares at an average fair market value of $1.10 per share, resulting in a common stock issuable and a consulting expense of $27,500.

         Subsequent to year-end, on January 2, 2001, the Company executed a consulting agreement whereby the consultant will provide CFO services. The consultant was issued 500,000 common shares with 200,000 shares previously issued effective at inception and vesting immediately at that time and 300,000 issued in January 2001 and vesting over 12 months and an initial payment of $12,000 for services rendered. The 200,000 shares were valued at $500 based on a common stock issuance for expense reimbursement to a founder and recognized as a consulting expense over the service period in 2000. The 300,000 shares will be reported as consulting expense in year 2001 based on the value computed as they vest. During the quarter ended March 31, 2001, 75,000 shares were vested at an average value of $1.10 per share resulting in common stock issuable and a consulting expense of $82,500.

         Under a one-year agreement executed on December 15, 2000 and effective January 1, 2001, the Company will pay a principal stockholder as a consultant, $12,000 per month plus approved out-of-pocket expenses. The consultant will provide management related services as stipulated in the agreement. The Company accrued unpaid fees of $36,000 for the quarter ended March 31, 2001.

         On February 1, 2001, the Company entered into a consulting agreement (the "Agreement") to receive services relating to business development. As consideration, the Company granted the consultant 1,100,000 fully vested common stock options exercisable at $0.10 per share. The Company will recognize a total of $3,960,000 expense, as measured on the grant date, over the one-year term of the agreement in accordance with SFAS
         123. In addition, the consultant will be paid fees of $100,000 and 10% of all business and funding received from introductions made, payable over the one-year term. During the quarter ended March 31, 2001, the Company recognized a consulting expense and additional paid-in capital of $660,000 based on the options vested (see Note 5(D)). The Company also paid $50,000 to the consultant.

         In February 2001, the Company's Board of Directors authorized the issuance of 1,500,000 common shares for two consulting and management agreements. Those agreements were never executed.

         (B) Employment Agreements

         The Company executed a one-year employment agreement effective January 1, 2001 (the "effective date"), for an employee to provide services for an annual salary of $36,400, a common stock issuance of 10,000 shares, 40,000 stock options exercisable at $1.00 per a share for 36 months from the effective date, and a discretionary bonus. (See Note 5(B))

         On January 1, 2001, the Company entered into a one-year employment agreement whereby the employee will receive $36,000 per year with potential increments to $60,000 based on capitalization of the Company. The employee will also receive 1,500,000 shares of the Company's common stock vesting pro-rata over the service period and certain stipulated bonuses tied to the net profits of the Company. Severance pay, if payable, will be two months salary. (See Note 5(B))

Note 5   Stockholders' Deficiency
---------------------------------

         (A) Common Stock Issuances

         In January 2001, the Company was acquired by an inactive publicly reporting shell corporation, and 10,320,000 shares were considered issued to the stockholders of the former shell. (See Note 1) Since the stock of both companies was no par value, the $5,350 value of the 10,320,000 common stock issued was recorded as common stock in the combined company. The $31,345 accumulated deficit of the shell was charged to additional paid-in capital.

         During the quarter ended March 31, 2001, the Company agreed to issue 4,000 shares to a consultant in lieu of cash payment, however, the shares were never issued. The value of the shares based on contemporaneous cash offerings was $2,000 and is included in accounts payable at March 31, 2001.

        (B) Common Stock Issuable

         Pursuant to various consulting agreements, the Company has committed to issue 99,999 shares of common stock during the three months ended March 31, 2001. The Company recorded a related consulting expense of $110,000 based on the $1.10 average fair market value of the common stock determined over the portion of the service period from January 1, 2001 to March 31, 2001. (See Note 4(A))

         Pursuant to two employment agreements, the Company committed to issue 1,510,000 common shares in January 2001. The Company recognized a pro-rata portion equal to $37,583 of the total $151,000 compensation expense computed based on the fair market value of the stock on the grant dates. (See Note 4(B))

         (C) Additional Paid-In Capital

         Additional paid-in capital represents the value of options issued to consultants and directors and the recapitalization accounting discussed above.

         (D) Common Stock Options

         Pursuant to a consulting agreement executed in January 2001, the Company has committed to issue 1,100,000 immediately vesting common stock options to a consultant. Using a Black-Scholes Option Pricing Model, pursuant to SFAS 123, the value of such options was $3,960,000 at the grant date and the Company recognized a pro-rata portion of $660,000 during the quarter ended March 31, 2001 based on the twelve-month term of the agreement

         (E) Consulting Expense

         In January 2001, under a stock purchase agreement ("the Stock Purchase Agreement"), three purchasers were to pay $425,000 to acquire 9,250,000 free trading common shares of an inactive SEC reporting corporation. The Company issued 9,000,000 shares to the purchasers and $250,000 of the $425,000 purchase price was paid. The remaining $175,000 is collateralized by 250,000 of the purchased shares and other personal assets of the seller.

         Under two consulting agreements effective January 9, 2001, the consultants were made a party to the Stock Purchase Agreement as the sole compensation pursuant to those consulting agreements. The Consultants received 2,950,000 fully vested shares each, however, they did not pay for such shares, and there is no obligation on the consultants to repay the principal stockholder. Accordingly, the receipt of the shares by the consultants is, in substance, a payment under the consulting agreements. During the quarter ended March 31, 2001, the Company recognized the entire consulting expense of $270,810 based on the $0.0459 pro-rata portion of the purchase price.

         In addition 650,000 of the total purchased shares were granted to a third consultant for services rendered and an expense of $29,835 was recognized in January 2001 based on the pro-rata portion of the purchase price or $0.0459 per share.

         (F) Director Options

         The Company authorized the issuance of 300,000 options to three directors for one-year service terms. The compensation expense pursuant to the intrinsic value method of APB 25 was $476,000 of which a pro-rata portion of $119,025 was recognized as director fees in the quarter ended March 31, 2001.

         (G) Employee Options

         During the quarter ended March 31, 2001, 40,000 options were issued to an employee pursuant to an employment agreement. Pursuant to APB 25, no compensation cost was recognized as the exercise price exceeded the fair market value of the underlying stock at the grant date.

         (H) Cancellation of Common Shares

         Subsequent to March 31, 2001, the 9,000,000 common shares that the Company originally issued to the licensor were returned to the Company due to the termination of the License Agreement (see Note 2).

Note 6   Related Parties
-------------------------

The Company accrued $36,000 in management fees payable and $32,700 in other amounts due to a principal stockholder pursuant to a management agreement entered into in January 2001.

Note 7 Going Concern
--------------------

As reflected in the accompanying consolidated financial statements, the Company is a development stage company with nominal revenues and accumulated losses of $1,829,955 through March 31, 2001. In addition, the Company's license was terminated and thus the Company has become inactive (see Note 2). The ability of the Company to continue as a going concern is dependent on the Company's ability to further identify a merger candidate or new line of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 8 Subsequent Events
------------------------

The Company's license has been terminated and the Company has thus become inactive (see Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company is in the development stage and was formed for the purpose of marketing a cleaning process for large-scale water & fluid treatment, filtering, and storage facilities. On August 1st, 2000, the Company licensed the marketing, sale, and distribution rights from the owner of the technology. On April 30, 2001 the licensor notified the Company that it was terminating the license agreement due to the Company's default on payments. As a result of the license termination, the Company has become inactive.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

At this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.


         Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

         The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Floran's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of Floran's management, as well as assumptions made by, and information currently available to Floran's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Floran's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K


         (a) On January 30, 2001, the Company filed a Current Report on Form 8-K, disclosing a change in control of the Company. No other Current Reports on Form 8-K were filed by the Company during the quarter covered by this report.

                  * Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective April 4, 2000, and subsequent periodic filings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: May 21, 2001            FLORAN INTERNATIONAL, INC.


                                        By:       /s/ Lyndell Parks
                                              -------------------------
                                              Lyndell Parks, Chairman