Form 10QSB
period 2001-06-30
FTLA INC
filed 2002-04-04
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                        For the transition period from to

                                   FTLA, INC.
             (Exact name of Registrant as specified in its charter)

                  Florida                               06-1562447
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification Number)

                               6066 Vineyard Drive
                         Ottawa, Ontario Canada K1C 2M5
               (Address of principal executive offices) (Zip Code)

                                  613-837-1909
              (Registrant's telephone number, including area code)

Check whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. NO.

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date: On June 30, 2001, the issuer had 479,875 shares of common stock, no par value outstanding.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2001


                                      INDEX




                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheets (Unaudited)
     As of June 30, 2001 (Unaudited) and as of December 31, 2000...............3
   Consolidated Statements of Operations (Unaudited)
     For the Three and Six Months Ended June 30, 2001 and Cumulative
        from August 1, 2000 (Inception) to June 30, 2001.......................4
   Consolidated Statements of Cash Flows (Unaudited)
     For the Six Months Ended June 30, 2001 and Cumulative
       from August 1, 2000 to June 30, 2001....................................5

   Condensed Notes to Consolidated Financial Statements......................6-9

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations...............................................................10


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................11

   Item 2 - Changes in Securities.............................................11

   Item 3 - Default Upon Senior Securities....................................11

   Item 4 - Submission of Matters to a Vote of Security Holders...............11

   Item 5 - Other Information.................................................11

   Item 6 - Exhibits and Reports on Form 8-K..................................11

   Signatures.................................................................12


                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------


                                                                 June 30, 2001
                                                                  (Unaudited)       December 31, 2000
                                                               -----------------    -----------------
                                     Assets
                                     ------
Current Assets
Cash                                                           $              36    $            --
                                                               -----------------    -----------------
Total Current Assets                                                          36                 --
                                                               -----------------    -----------------

Other Assets
Equipment                                                                  1,231                 --
License and rights                                                          --              1,547,500
                                                                -----------------    ----------------
Total Other Assets                                                         1,231            1,547,500
                                                                -----------------    -----------------

Total Assets                                                   $           1,267    $       1,547,500
                                                               =================    =================

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
Current Liabilities
Note payable                                                              21,775                 --
Bank overdraft                                                             1,317                  464
Accounts payable and accrued expenses                                    225,737               37,215
Due to investors                                                         238,200               86,000
Due to principal stockholder                                              93,962                 --
Payable under license agreement                                             --              1,450,000
                                                               -----------------    -----------------
Total Current Liabilities                                                580,991            1,573,679
                                                               -----------------    -----------------

Total Liabilities                                                        580,991            1,573,679
                                                               -----------------    -----------------

Stockholders' Deficiency
Common stock, no par value, 100,000,000 shares authorized,
519,875 and 500,417 shares issued and outstanding,
respectively                                                             630,320              125,100
Common stock issuable (3,750 and 417 shares, respectively)                37,500                  104
Additional paid-in capital                                               747,680                 --
Deficit accumulated during development stage                          (1,995,224)            (151,383)
                                                               -----------------    -----------------
Total Stockholders' Deficiency                                          (579,724)             (26,179)
                                                               -----------------    -----------------

Total Liabilities and Stockholders' Deficiency                 $           1,267    $       1,547,500
                                                               =================    =================


          See accompanying notes to consolidated financial statements.
                                        3


                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                                                                     Cumulative
                                                              Six Months         Three Months       From August 1,
                                                                 Ended               Ended         2000 (Inception)
                                                             June 30, 2001       June 30, 2001     to June 30, 2001
                                                           ----------------    ----------------    ----------------
Revenues                                                   $          8,000    $           --      $          8,000

Cost of Goods Sold                                                      892                --                   892
                                                           ----------------    ----------------    ----------------
Gross Profit                                                          7,108                --                 7,108
                                                           ----------------    ----------------    ----------------

Operating Expenses
Compensation                                                         44,862                --               143,348
Bad debt                                                              2,900               2,900               2,900
Subcontractors                                                       37,790                --                37,790
Consulting                                                        1,303,707              46,162           1,303,707
Amortization                                                         38,688                --                38,688
Demonstration supplies                                                 --                  --                10,682
Director fees                                                       119,025                --               119,025
General and administrative                                           78,435              16,474              98,806
Loss on impairment                                                   78,812                --                78,812
Professional fees                                                    57,692              10,695              79,536
Settlement expense                                                   89,038              89,038              89,038
                                                           ----------------    ----------------    ----------------
Total Operating Expenses                                          1,850,949             165,269           2,002,332
                                                           ----------------    ----------------    ----------------

Net Loss                                                   $     (1,843,841)   $       (165,269)   $     (1,995,224)
                                                           ================    ================    ================

Net loss per share - basic and diluted                     $          (3.32)   $          (0.30)   $          (3.76)
                                                           ================    ================    ================

Weighted average number of shares outstanding during
the period - basic and diluted                                      555,972             552,034             530,333
                                                           ================    ================    ================


          See accompanying notes to consolidated financial statements.
                                        4


                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       From
                                                                                                   August 1, 2000
                                                                              Six Months Ended     (Inception) to
                                                                                June 30, 2001       June 30, 2001
                                                                              ----------------    ----------------
Cash flows from operating activities
Net loss                                                                      $     (1,843,841)   $     (1,995,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt                                                                                 2,900               2,900
Stock based expenses                                                                 1,316,307           1,394,011
Amortization                                                                            38,688              38,688
Loss on impairment                                                                      78,812              78,812
Changes in operating assets and liabilities:
Increase (decrease) in:
Due to principal stockholder                                                            93,962              93,962
Accounts payable and accrued liabilities                                               181,386             218,601
                                                                              ----------------    ----------------
Net cash used in operating activities                                                 (131,786)           (165,616)
                                                                              ----------------    ----------------

Cash flows from investing activities
Purchase of machinery and equipment                                                     (1,231)             (1,231)
Payment under license agreement                                                        (20,000)            (70,000)
                                                                              ----------------    ----------------
Net cash used in investing activities                                                  (21,231)            (71,231)
                                                                              ----------------    ----------------

Cash flows from financing activities
Proceeds from investors                                                                152,200             238,200
Bank overdraft                                                                             853               1,317
                                                                              ----------------    ----------------
Net cash provided by financing activities                                              153,053             239,517
                                                                              ----------------    ----------------

Net increase in cash                                                                        36                  36

Cash at beginning of period                                                               --                  --
                                                                              ----------------    ----------------

Cash at end of period                                                         $             36    $             36
                                                                              ================    ================


          See accompanying notes to consolidated financial statements.
                                        5

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                  -------------
                                   (Unaudited)

Note 1   Basis of Presentation, Organization and Principles of Consolidation
----------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of the consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of H2O International, Inc., FTLA, Inc.'s (the Company) legal subsidiary, for the period from August 1, 2000 (inception) to December 31, 2000 included in the Company's Form 8-K/A dated January 16, 2001.

On May 10, 2001, the Company changed its name to FTLA, Inc. and affected a 1-for-100 reverse split of its outstanding common stock, effective October 15, 2001. The effect of the reverse stock split is reflected retroactively in the accompanying consolidated financial statements.

On January 9, 2001, H2O International, Inc. was acquired by an inactive Florida corporation, 3045 Corp., which is traded on the OTCBB and reports to the Securities and Exchange Commission under the Securities Exchange Act of 1934. Pursuant to Accounting Principles Board Opinion No. 16 ("APB 16"), the acquisition was treated as a recapitalization of H20 International, Inc. Just subsequent to the recapitalization, there were 603,617 (including 417 common shares issuable) common shares outstanding after a 10-for-1 split, which occurred in January 2001, as the stockholders of 3045 Corp. held 103,200 common shares. The name of 3045 Corp. was changed to Floran International, Inc. and later changed to FTLA, Inc. (see above). The authorized shares and capital structure in the accompanying consolidated financial statements reflect those of the legal parent, FTLA, Inc.

The accompanying consolidated financial statements include the accounts of FTLA, Inc. and its wholly-owned subsidiary, H2O International, Inc. All material intercompany transactions and balances have been eliminated.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                  -------------
                                   (Unaudited)

Note 2   Impairment of License and Rights and Discontinuance of Operations
--------------------------------------------------------------------------

The Company was in the development stage and was formed for the purpose of marketing a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities. On August 1, 2000, the Company licensed the marketing, sale, and distribution rights from the owner of the technology.

The Company had defaulted on the February 23, 2001 payment under its license agreement and was granted an extension to April 30, 2001.

On April 30, 2001 the licensor notified the Company that it was terminating the license agreement due to the Company's default on the April 30, 2001 payment. Management believes that its remaining obligation under the agreement was relieved as a result of the termination of the agreement. Accordingly, the Company has written off the unamortized portion of the license and rights asset against the then remaining liability of $1,430,000, resulting in a loss on impairment of $78,812 charged to operations during the three months ended March 31, 2001. Prior to the write-off of the license, the Company recognized amortization of $38,688. The licensor subsequently returned the 90,000 common shares previously received as a license fee. Since pursuant to the license agreement the licensor did not appear to have an obligation to return the shares, the transaction was recorded as contributed capital with no resulting consolidated financial statement effect (see Note 4(B)).

As a result of the license termination, the Company has discontinued its operations and become inactive. Accordingly, the accompanying consolidated statements of operations and cash flows reflect discontinued operations only and the consolidated balance sheet reflects assets and liabilities of discontinued operations.

Note 3   Due to Investors

In December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering, which occurred in 2001 at $0.50 per share after the recapitalization. Accordingly, the $86,000 was reflected as a liability at December 31, 2000. The new shares were never issued and accordingly, the liability remains at June 30, 2001.

During the three months ended March 31, 2001, the Company raised $152,200 under common stock subscriptions for 304,400 common shares. However, the shares were never issued and the Company is now inactive due to the loss of its license. Accordingly, the $152,200 is included in the due to investors' liability at June 30, 2001.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                  -------------
                                   (Unaudited)

Note 4   Stockholders' Deficiency
---------------------------------

     (A)  Common Stock Settlements

     On May 9, 2001, (the "settlement date") the Company issued 6,663 common shares to settle various obligations including certain employment and consulting agreements. The stock was valued at the common stock trading price on the settlement date resulting in a settlement expense of $89,038. The Company received settlement releases from most of the parties resulting in the termination of any contracts and release from any future obligations including the cancellation of any stock options issued or due; however, settlement releases were not entered into with some of those parties as described below.

     One director held or was owed options to purchase 250 (post reverse-split) shares at $10.00 per share (post reverse-split). Two consultants were issued common shares in settlement but no settlement releases have been obtained. In October 2001, one employee surrendered 10,000 common shares and 3,750 issuable shares, but no settlement release was obtained or entered into. In October 2001, two stockholders who were not directors, employees or consultants, surrendered an aggregate 30,000 common shares to the Company's treasury, but no settlement releases were entered into between these stockholders and the Company. (see Notes 4(B), 5 and 8)

     Future contingencies which cannot be estimated by management, may exists for the above matters including but not limited to issuance of capital stock and other financial obligations.

     (B)  Cancellation of Common Shares

     In May 2001, the 90,000 common shares that the Company originally issued to the licensor were returned to the Company due to the termination of the License Agreement (see Note 2). Subsequent to June 30, 2001, in October, 2001, another 40,000 common shares and 3,750 issuable shares were surrendered by stockholders (see Notes 4(A), 5 and 8).

     (C)  Additional Paid-In Capital

     Additional paid-in capital represents the value of options issued to consultants and directors and prior recapitalization accounting.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                  -------------
                                   (Unaudited)
Note 5   Contingencies
----------------------

Settlement releases were not entered into with some of those parties as described below. (see Note 4)

One director held or was owed options to purchase 250 (post reverse-split) shares at $10.00 per share (post reverse-split). Two consultants were issued common shares in settlement but no settlement releases have been obtained. In October, 2001 one employee surrendered 10,000 common shares and 3,750 issuable shares, but no settlement release was obtained or entered into. In October, 2001, two stockholders who were not directors, employees or consultants, surrendered an aggregate 30,000 common shares to the Company's treasury, but no settlement releases were entered into between these stockholders and the Company.

Future contingencies which cannot be estimated by management, may exists for the above matters including but not limited to issuance of capital stock and other financial obligations.

Note 6   Related Parties
------------------------

During the quarter ended June 30, 2001, the Company accrued $24,000 in management fees payable and $1,262 in other amounts due to a principal stockholder pursuant to a management agreement entered into in January 2001. At June 30, 2001, $93,962 was due to that principal stockholder.

Note 7   Going Concern
----------------------

As reflected in the accompanying consolidated financial statements, the Company became inactive (see Note 2), has a working capital deficiency of $580,955 and has an accumulated deficit of $1,995,224 at June 30, 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify a merger candidate or new line of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently seeking a merger candidate.

Note 8   Subsequent Events
--------------------------

During October 2001, certain stockholders surrendered an aggregate 40,000 common shares and 3,750 issuable shares to the Company's treasury. Such shares were then cancelled be the Company. As there was no consideration for these transactions, they are treated as contributed capital with no resulting financial statement effect (see Note 5).

On October 15, 2001, a 1-for-100 reverse stock split became effective. The effect of the reverse stock split is reflected retroactively in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis and Plan of Operation.

Forward Looking Statements.
This report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "we", "us", and "ours" refer to FTLA, Inc. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for the products or services that we may offer in the future; (b) competitive products or services and pricing; and (c) our limited cash resources to conduct our operations. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

We are a development stage company that was formed to engage in the business of selling mortgage related products on the Internet. After a period of inactivity, we changed our business plan to engage in the marketing of a cleaning process for large-scale water & fluid treatment, filtering, and storage facilities. On August 1, 2000, we licensed the marketing, sale, and distribution rights from the owner of certain technologies used in the cleaning processes for large-scale water and fluid treatment, filtering, and storage facilities. On April 30, 2001 the licensor notified us that it was terminating the license agreement due to our default on payments we were required to make to the licensor. As a result of the license termination, we became inactive.

We do not expect to generate any meaningful revenue or incur any significant operating expenses until such time that we begin meaningful operations; however, we will continue to incur expenses pertaining to our periodic and other reporting obligations with the Securities and Exchange Commission.

Liquidity and Capital Resources.
Our existing cash and future commission-based revenues may be insufficient to fund our operations. If our revenues are insufficient to meet our needs, our president plans to loan us funds to conduct our operations; however, we have no agreement with our president to do so and he is under no obligation to loan us funds. Moreover, there are no assurances that our president will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president. We have no compensation agreements with our president in connection with any loans that he may provide to us. If our president is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing to implement any plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering.

Our need for capital may change dramatically as a result of any business acquisition or combination transaction or acquisition of a product or technology suitable in the future. There is no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future or that even if we were successful in such identification, that we would consummate any acquisition on favorable terms. Moreover, there is no assurance that we would profitably manage any business, product, technology or company that we may acquire.

One director held or was owed options to purchase 250 (post reverse-split) shares at $10.00 per share (post reverse-split). Two consultants were issued common shares in settlement, but no settlement releases have been obtained. In October 2001, one employee surrendered 10,000 common shares and 3,750 issuable shares, but no settlement release was obtained or entered into. In October 2001, two stockholders who were not directors, employees or consultants, surrendered an aggregate 30,000 common shares to our treasury, but no settlement releases were entered into between us and these stockholders.

Future contingencies, which cannot be estimated by management, may exist for the above matters, including but not limited to issuance of capital stock and other financial obligations. If we are required to issue our stock for such purposes the value of our common stock will be diluted. If we are required to make payment for such purposes, our financial condition will worsen and lead to additional losses.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On May 10, 2001, our Board of Directors and a majority of our shareholders approved a reverse split of our outstanding common stock at a ratio of one (1) share for every one hundred (100) shares held. This reverse split became effective on October 15, 2001. The effect of the reverse stock split is reflected retroactively in the accompanying consolidated financial statements.

On May 9, 2001 (the "settlement date"), we issued 6,663 common shares to settle various obligations including certain employment and consulting agreements. The stock was valued at the common stock trading price on the settlement date resulting in a settlement expense of $89,038. We received settlement releases from most of the parties resulting in the termination of any contracts and release from any future obligations, including the cancellation of any stock options issued or due; however, settlement releases were not entered into with some parties described below.

One director held or was owed options to purchase 250 (post-reverse split) shares at $10.00 per share (post-reverse split). Two consultants were issued common shares in settlement, but no settlement releases have been obtained. In October 2001, one employee surrendered 10,000 common shares and 3,750 issuable shares, but no settlement release was obtained or entered into. In October 2001, two stockholders who were not directors, employees or consultants, surrendered an aggregate 30,000 common shares to our treasury, but no settlement releases were entered into between us and these stockholders.

In May 2001, the 90,000 common shares that we originally issued to the licensor were returned to us due to the termination of the License Agreement.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 9, 2001, our Board of Directors and a majority of our shareholders approved:
     1) A reverse stock split of our common stock at a ratio of one (1) share for every one hundred (100) shares and maintaining our authorized common stock of 100,000,000 shares;
     2)   changing our name from Floran International, Inc. to FTLA, Inc.; and
     3) Appointment of officers and members of our Board of Directors to fill the following vacancies: (i) Mr. Lyndell Parks as our Chairman of the Board; and (ii) Mrs. Audra Parks as our Secretary/Treasurer and a Director.

On May 10, 2001, we filed with the Florida Secretary of State's Office, Articles of Amendment to our Articles of Incorporation reflecting the 1-for-100 reverse split of our outstanding common stock, our name change, and the above officer/director appointments.

Our reverse stock split became effective on October 15, 2001.

Item 5.  Other Information

On May 9, 2001, the following persons resigned their positions from our Board of
Directors: (a) Fred Jaroz; (b) Terry Pancake; (c) Dennis Gordon; (d) Dr. Javid Sheik; (e) G. Brian Thomas; and (f) Wolfgang Zwanziger.

On May 9, 2001, Fred Jaroz resigned as our President and Terry Pancake resigned as our Chief Financial Officer, Secretary and Treasurer.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits and Index of Exhibits

          None

     (b)  Reports on Form 8-K

          We filed a current report on Form 8-K on April 14, 2001; Items 4 and 8 of that report reported a change in auditors and a change in fiscal year from November 30 to December 31.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:  April 1, 2002
  FTLA, INC.
                  By:   /s/ Lam Ko Chau
                   --------------------
                  Lam Ko Chau, President and Chief Executive Officer