Form 10QSB
period 2001-09-30
FTLA INC
filed 2002-04-04
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

                         Commission File No. 339868-10-1


                                   FTLA, INC.

                      (FORMERLY FLORAN INTERNATIONAL, INC.)
             (Exact name of registrant as specified in its charter)


                  Florida                                  06-1562447
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)


               6066 Vineyard Drive, Ottawa, Ontario Canada K1C 2M5 (Address of principal executive offices) (Zip Code)


                                  (613)837-1909
              (Registrant's telephone number, including area code)



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

On November 20, 2001, the issuer had outstanding 479,875 shares of common stock, no par value per share.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                      INDEX




                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

  Consolidated Balance Sheets (Unaudited)
    As of September 30, 2001 (Unaudited) and as of December 31, 2000...........3
  Consolidated Statements of Operations (Unaudited)
    For the Three and Nine Months Ended September 30, 2001
       and Cumulative from August 1, 2000 (Inception) to September 30, 2001....4
  Consolidated Statements of Cash Flows (Unaudited)
    For the Nine Months Ended September 30, 2001 and Cumulative
      from August 1, 2000 to September 30, 2001................................5

  Condensed Notes to Consolidated Financial Statements.......................6-9

  Item 2 - Management's Discussion and Analysis and Plan of
    Operations................................................................10


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings..................................................11

  Item 2 - Changes in Securities..............................................11

  Item 3 - Default Upon Senior Securities.....................................11

  Item 4 - Submission of Matters to a Vote of Security Holders................11

  Item 5 - Other Information..................................................11

  Item 6 - Exhibits and Reports on Form 8-K...................................11

  Signatures..................................................................12


                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           ---------------------------

                                                             September 30, 2001
                                                                 (Unaudited)       December 31, 2000
                                                             ------------------    -----------------
                                     Assets
                                     ------
Current Assets
Cash                                                         $               36    $            --
                                                             ------------------    -----------------
Total Current Assets                                                         36                 --
                                                             ------------------    -----------------

Other Assets
Equipment                                                                 1,231                --
License and rights                                                         --             1,547,500
                                                             ------------------   -----------------
Total Other Assets                                                        1,231           1,547,500
                                                             ------------------   -----------------
Total Assets                                                 $            1,267   $       1,547,500
                                                             ==================   =================
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
Current Liabilities
Note payable                                                 $           21,775    $           --
Bank overdraft                                                            1,282                 464
Accounts payable and accrued expenses                                   225,737              37,215
Due to investors                                                        238,200              86,000
Due to principal stockholder                                             95,124                --
Payable under license agreement                                            --             1,450,000
                                                             ------------------   -----------------
Total Current Liabilities                                               582,118           1,573,679
                                                             ------------------   -----------------
Total Liabilities                                                       582,118           1,573,679
                                                             ------------------   -----------------
Stockholders' Deficiency
Common stock, no par value, 100,000,000 shares authorized,
519,875 and 500,417 shares issued and outstanding,
respectively                                                            630,320             125,100
Common stock issuable (3,750 and 417 shares)                             37,500                 104
Additional paid-in capital                                              747,680                --
Deficit accumulated during development stage                         (1,996,351)           (151,383)
                                                             ------------------   -----------------
Total Stockholders' Deficiency                                         (580,851)            (26,179)
                                                             ------------------   -----------------

Total Liabilities and Stockholders' Deficiency               $            1,267   $       1,547,500
                                                             ==================   ==================


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


                                                                                             Cumulative From
                                                    Nine Months          Three Months         August 1, 2000
                                                       Ended                 Ended            (Inception) to
                                                September 30, 2001    September 30, 2001    September 30, 2001
                                                ------------------    ------------------    ------------------
Revenues                                        $            8,000    $             --      $            8,000

Cost of Goods Sold                                             892                  --                     892
                                                ------------------    ------------------    ------------------

Gross Profit                                                 7,108                  --                   7,108
                                                ------------------    ------------------    ------------------

Operating Expenses
Compensation                                                44,862                  --                 143,348
Bad debt                                                     2,900                  --                   2,900
Subcontractors                                              37,790                  --                  37,790
Consulting                                               1,304,834                 1,127             1,304,834
Amortization                                                38,688                  --                  38,688
Demonstration supplies                                        --                    --                  10,682
Director fees                                              119,025                  --                 119,025
General and administrative                                  78,435                  --                  98,806
Loss on impairment                                          78,812                  --                  78,812
Professional fees                                           57,692                  --                  79,536
Settlement expense                                          89,038                  --                  89,038
                                                ------------------    ------------------    ------------------
Total Operating Expenses                                 1,852,076                 1,127             2,003,459
                                                ------------------    ------------------    ------------------

Net Loss                                        $       (1,844,968)   $           (1,127)   $       (1,996,351)
                                                ==================    ==================    ==================

Net loss per share - basic and diluted          $            (3.39)   $             --      $            (3.78)
                                                ==================    ==================    ==================

Weighted average number of shares outstanding
during the period - basic and diluted                      545,031               537,752               528,881
                                                ==================    ==================    ==================


          See accompanying notes to consolidated financial statements.
                                       4


                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Cumulative
                                                                             From
                                                     Nine Months        August 1, 2000
                                                        Ended           (Inception) to
                                                 September 30, 2001    September 30, 2001
                                                 ------------------    ------------------
Cash flows from operating activities
Net loss                                         $       (1,844,968)   $       (1,996,351)
Adjustments  to  reconcile  net  loss
to  net  cash  used  in  operating activities:
Bad debt                                                      2,900                 2,900
Stock based expenses                                      1,316,307             1,394,011
Amortization                                                 38,688                38,688
Loss on impairment                                           78,812                78,812
Changes in operating assets and liabilities:
Increase (decrease) in:
Due to affiliate                                             95,124                95,124
Accounts payable and accrued liabilities                    181,386               218,601
                                                 ------------------    ------------------
Net cash used in operating activities                      (131,751)             (168,215)
                                                 ------------------    ------------------

Cash flows from investing activities
Purchase of machinery and equipment                          (1,231)               (1,231)
Payment under license agreement                             (20,000)              (70,000)
                                                 ------------------    ------------------
Net cash used in investing activities                       (21,231)              (71,231)
                                                 ------------------    ------------------
Cash flows from financing activities
Proceeds from investors                                     152,200               238,200
Bank overdraft                                                  818                 1,282
                                                 ------------------    ------------------
Net cash provided by financing activities                   153,018               239,482
                                                 ------------------    ------------------

Net increase in cash                                             36                    36

Cash at beginning of period                                    --                    --
                                                 ------------------    ------------------

Cash at end of period                            $               36    $               36
                                                 ==================    ==================


          See accompanying notes to consolidated financial statements.
                                        5

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                               ------------------
                                   (Unaudited)

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

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001
                               ------------------
                                   (Unaudited)

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

On April 30, 2001 the licensor notified the Company that it was terminating the license agreement due to the Company's default on the April 30, 2001 payment. Management believes that its remaining obligation under the agreement was relieved as a result of the termination of the agreement. Accordingly, the Company has written off the unamortized portion of the license and rights asset against the then remaining liability of $1,430,000, resulting in a loss on impairment of $78,812 charged to operations during the three months ended March 31, 2001. Prior to the write-off of the license, the Company recognized amortization of $38,688. The licensor subsequently returned the 90,000 common shares previously received as a license fee. Since pursuant to the license agreement the licensor did not appear to have an obligation to return the shares, the transaction was recorded as contributed capital with no resulting consolidated financial statement effect. (See Note 4(B))

As a result of the license termination, the Company has discontinued its operations and become inactive. Accordingly, the accompanying consolidated statements of operations and cash flows reflect discontinued operations only and the consolidated balance sheet reflects assets and liabilities of discontinued operations.

Note 3   Due to Investors
-------------------------

In December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering, which occurred in 2001 at $0.50 per share after the recapitalization. Accordingly, the $86,000 was reflected as a liability at December 31, 2000. The new shares were never issued and accordingly, the liability remains at September 30, 2001.

During the three months ended March 31, 2001, the Company raised $152,200 under common stock subscriptions for 304,400 common shares. However, the shares were never issued and the Company is now inactive due to the loss of its license. Accordingly, the $152,200 is included in the due to investors' liability at September 30, 2001.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001
                               ------------------
                                   (Unaudited)

Note 4   Stockholders' Deficiency
---------------------------------

     (A)  Common Stock Settlements

     On May 9, 2001, (the "settlement date") the Company issued 6,663 common shares to settle various obligations including certain employment and consulting agreements. The stock was valued at the common stock trading price on the settlement date resulting in a settlement expense of $89,038. The Company received settlement releases from most of the parties resulting in the termination of any contracts and release from any future obligations including the cancellation of any stock options issued or due however, settlement releases were not entered into with some of those parties as described below.

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

     (B)  Cancellation of Common Shares

     In May 2001, the 90,000 common shares that the Company originally issued to the licensor were returned to the Company due to the termination of the License Agreement (see Note 2). Subsequent to September 30, 2001, in October 2001, another 40,000 common shares and 3,750 issuable shares were surrendered by stockholders (see Notes 4(A), 5 and 8).

     (C)  Additional Paid-In Capital

     Additional paid-in capital represents the value of options issued to consultants and directors and prior recapitalization accounting.

                            FTLA, Inc. and Subsidiary
                (F/K/A Floran International, Inc. and Subsidiary)
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 2001
                               ------------------
                                   (Unaudited)

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

Note 6   Related Parties
------------------------

During the quarter ended June 30, 2001, the Company accrued $24,000 in management fees payable and $1,262 in other amounts due to a principal stockholder pursuant to a management agreement entered into in January 2001. During the quarter ended September 30, 2001, another advance of $1,162 was made. At September 30, 2001, $95,124 was due to that principal stockholder.

Note 7   Going Concern
----------------------

As reflected in the accompanying consolidated financial statements, the Company became inactive (see Note 2), has a working capital deficiency of $582,082 and has an accumulated deficit of $1,996,351 at September 30, 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify a merger candidate or new line of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently seeking a merger candidate.

Note 8   Subsequent Events
--------------------------

During October 2001, certain stockholders surrendered an aggregate 40,000 common shares and 3,750 issuable shares to the Company's treasury. Such shares were then cancelled be the Company. As there was no consideration for these transactions, they are treated as contributed capital with no resulting financial statement effect. (See Note 5) On October 15, 2001, a 1-for-100 reverse stock split became effective. The effect of the reverse stock split is reflected retroactively in the accompanying consolidated financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits and Index of Exhibits

               None

          (b)  Reports on Form 8-K

               None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated: April 1, 2002                       FTLA, INC.

                                                    By: /s/ Lam Ko Chau
                                                    ----------------------------
                                                    Lam Ko Chau, President and a
                                                    Director