Form 10KSB
period 2001-12-31
LISKA BIOMETRY INC
filed 2003-05-30
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                             Commission file number:
                                    333-94265

                              LISKA BIOMETRY, INC.
        (Exact name of small business issuer as specified in its charter)

                  Florida                                06-1562447
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

                               6066 Vineyard Drive
                         Ottawa, Ontario Canada K1C 2M5
                     (Address of principal executive office)

                                 (613-837-1909)
                (Issuer's telephone number including area code)

All Correspondence to:
Brenda Lee Hamilton, Esquire
Hamilton, Lehrer & Dargan, P.A.
2 East Camino Real, Suite 202
Boca Raton, Florida 33432
(561) 416-8956

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ ] Yes   [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of December 31, 2001 was approximately $0 based upon the average bid and ask price as reported on the OTC Bulletin Board on
December 28, 2001.

As of December 31, 2001, there were 895,871 shares of our common stock issued and outstanding.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not Applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Transitional Small Business Disclosure Format (check one)  Yes [ ]   No [X]

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001

PART I

PART II

Item 8    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.............................14

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I

FORWARD-LOOKING STATEMENTS:
This annual report on Form 10-KSB contains forward-looking statements. Liska
Biometry, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the following: (a) we may be unable to continue as a going concern;
(b) our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing; (c) we currently have no revenue generating operations; (d) there may be a lack of demand for any future services or products that we may offer; (e) we may be unable to compete against competitors that have significantly greater financial, operations, and management resources than we do, regarding any future business that we may become involved in; (f) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; and (g) we may not meet possible National Association of Security Dealers exchange listing requirements, which may lead to increased investment risk and inability to sell your shares.

Statements made in this report are as of the date of the filing of this Form
10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Description of Business

A. Organizational Background and History
We are a development stage company that was incorporated in the State of Florida on October 26, 1999. We are authorized to issue 100,000,000 shares of common stock. As of December 31, 2001, there were 895,871 shares of our common stock issued and outstanding. As of April 18, 2003, there were 9,898,275 shares of our common stock issued and outstanding. We are authorized to issue 10,000,000 shares of preferred stock, no shares of which are issued and outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are currently located at 6066 Vineyard Drive,
Ottawa, Ontario Canada. Our telephone number at this address is (613)837-1909.

We are a development stage company that has been unsuccessful in its Plan of
Operations and sustained losses since inception.

B. Business
BUSINESS DEVELOPMENT:
On October 26, 1999, we were incorporated in the State of Florida under the name
3045 Corporation to sell mortgage related products on the Internet.

In January 2001, we acquired all of the issued and outstanding common shares of
H2O International, Inc. from its shareholders, in exchange for 500,042 shares of our common stock (approximately 83% of our issued and outstanding shares after this issuance). Our purpose of this exchange transaction was to obtain H2O
International, Inc.'s licensing rights, which it held from Floran Technologies,
Inc., to certain technology for a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities.

In connection with the acquisition of H2O International, Inc., we changed our name to Floran International, Inc. to reflect our new proposed business plan based upon the licensing rights we obtained from Floran Technologies, Inc. In
January 2001, Kim Naimoli, our sole officer and director and our majority shareholder, sold an aggregate of 925,000 of our common stock held by her to
Michael Mitchell, Apollo Holdings LLC and Todd Moore, in exchange for $425,000 and, as a result, a change of voting control occurred. Apollo Holdings LLC is owned by Chris Bonzini. In January 2001, we appointed Lyndell F. Parks,
Frederick J. Jarosz, Terry L. Pancake, Dennis Gordon, Dr. Javaid Sheik and G.
Bryan Thomas to our Board of Directors. We appointed Frederick J. Jarosz as our
President. In January 2001, we enacted a ten (10) share for one (1) share forward split of our common stock in which our shareholders as of January 9,
2001 received ten (10) shares of our common stock for each share held.

On May 10, 2001, we enacted a one hundred (100) for one (1) reverse split of our common stock. From June 26, 2001 until March 28, 2002, we were inactive and had no business plan.

On August 1, 2000, H2O International, Inc. entered into a License Agreement with
Floran Technologies, Inc. to license a patent-pending cleaning process and related products for large-scale water and fluid treatment, filtering and storage facilities. This agreement permitted us, as a result of our purchase of
H2O International, Inc., to market, sell and distribute Floran Technologies,
Inc.'s licensed products in China, India, Pakistan, Korea, Indonesia, Cambodia,
Vietnam, Thailand, Burma, Laos, Malaysia, Bangladesh, the United Arab Emirates,
Israel, Saudi Arabia, Kuwait, Qatar, Taiwan and Japan. In return for these license rights, we were required to pay $1,500,000, a 15% ownership in us and certain royalties. As of December 31, 2000, we paid $50,000, with $950,000 due on February 23, 2001 and $500,000 due on July 23, 2001. We defaulted on the
February 23, 2001 $950,000 payment. On April 30, 2001, Floran Technologies, Inc.
notified us that due to our non-payment we were in default and it was terminating the license agreement. On April 30, 2001, our license for the technology was revoked and as a result: (a) on June 26, 2001, we changed our name to FTLA, Inc.; and (b) Floran Technologies, Inc. returned 90,000 shares to us which we had issued to it as a shareholder in connection with our purchase of
H2O International, Inc.

On March 26, 2002, Paragon Management and Marketing, Inc., our majority shareholder at the time, sold 9,000,000 shares of our common stock to Kojon
Biometrics, Inc., a Canadian Corporation, in exchange for $100,000. Of this amount, Kojon Biometrics, Inc. paid $40,000 in cash. Paragon Management and
Marketing, Inc. exchanged the remaining balance due for 100,000 shares of common stock of Kojon Biometrics, Inc. Lam Ko Chau, our President and sole director, is the majority shareholder of Kojon Biometrics, Inc. through his ownership of
3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau is the President and a Director of Kojon Biometrics, Inc. As a result of the transaction:
     o    Kojon Biometrics, Inc. then held 9,000,000 shares of our common stock which represented approximately ninety-one percent (91%) of our common stock;
     o    Lyndell Parks, our then President and Director, and Audra Parks, our then Secretary, Treasurer and Director, resigned all positions they held with us and appointed Lam Ko Chau as our President and sole member of our Board of Directors.
     o    We changed our name to Liska Biometry, Inc. to reflect our new proposed business plan of fingerprint encoding and authentication.

At the time of the March 26, 2002 stock sale to Kojon Biometrics, Inc., Lyndell
Parks, our then President and Director, and Audra Parks, our then Secretary,
Treasurer and Director, resigned and appointed Lam Ko Chau as the President and sole member of our Board of Directors to fill the vacancies created by their resignations. Since that time, Lam Ko Chau has been our controlling shareholder,
President, and sole director.

Our President, Lam Ko Chau, having previously made certain inventions and discoveries, filed the following patents with the United States Patent and
Trademark Office for a method and system for fingerprint encoding and authentication: (a) US Provisional Patent Application Serial No. 60/312,371,
entitled "Method and System for Fingerprint Encoding and Authentication", filed on August 16, 2001; and (b) US Patent Application Serial No. 09/965,809,
entitled "Method and System for Fingerprint Encoding and Authentication", filed on October 1, 2001. On August 15, 2002 our President, Lam Ko Chau, filed a PCT
International Patent Application PCT/CA02/01274, entitled "Method and System for
Fingerprint Encoding and Authentication" with the World Intellectual Property
Organization. The World Intellectual Property Organization, headquartered in
Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. As of May 23, 2003 these patent applications have not been approved. On February 27, 2003, our President,
Lam Ko Chau, assigned the right, title and interest to these patent applications to us for consideration of $1.

Since Lam Ko Chau became our President in March 2002, we have planned to develop a business plan to develop, manufacture, market and integrate computer-based products and services pertaining to the identification of individuals by employing "biometric" technology. Biometric technology is the science involving the identification of individuals through the measurement of distinguishing biological characteristics. To date, we have conducted no research or development of our proposed fingerprint encoding and authentication business and we have developed no products. In addition, we have neither formulated nor commenced a Plan of Operations pertaining to this business.

PRINCIPAL PRODUCTS AND SERVICES:
As of December 31, 2001, we had no specific business plan and we were inactive.

REVENUES:
As of December 31, 2001, we had no revenues. From our inception until May 23,
2003, we have never generated any revenues.

OUR CUSTOMERS:
As of December 31, 2001, we had no customers. Although we plan to engage in the fingerprint encoding and authentication business, there are no assurances that we will develop any customers. Even if we develop customers, there are no assurances that we will not become dependent upon one or a few customers.

GEOGRAPHIC MARKETS:
As of December 31, 2001, we had not determined what business or what geographic markets we were going to engage in. We currently have not developed products or a marketing plan for our proposed fingerprint encoding and authentication business and, as such, we are unable to determine what our geographic markets will be.

MARKETING:
As of December 31, 2001, we had no marketing program for our future operations.
We have not developed a marketing program for our proposed fingerprint encoding and authentication operations.

COMPETITIVE BUSINESS CONDITIONS:
As of December 31, 2001, we had not determined what business we were going to enter into or what our competition would consist of.

Our proposed fingerprint encoding and authentication operations will be subject to strong competitive forces, including competition from companies that have longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us. Accordingly, such companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish and to create more attractive pricing. While our competitors will have an established brand name and reputation, we will not have established any such brand name or reputation. In addition, our competitors have established fingerprint identification technology as a result of extensive research and development, while we have no established technology. There can be no assurance that we will be able to compete in the fingerprint encoding and authentication business, which could have a materially negative impact upon market awareness and acceptance of our products or services.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS:
As of December 31, 2001, we had no business and as such did not require raw materials or suppliers.

We do not anticipate being dependent upon raw materials or suppliers for our proposed fingerprint encoding and authentication operations.

PATENTS, TRADEMARKS AND LICENSES:
As of December 31, 2001, we had no patents, trademarks, licenses, franchises, concessions, or royalty agreements.

On February 27, 2003, our President, Lam Ko Chau, assigned us the rights to certain patent pending applications which are described on page 5 of this Form
10-KSB. We have not received approval or any disposition regarding these patent applications and there is no assurance that we will ever receive approval for our patent applications.

REGULATORY MATTERS/EFFECT OF EXISTING GOVERNMENTAL REGULATIONS:
As of December 31, 2001, we were not subject to government regulations pertaining to our business. Our future operations will likely be subject to extensive and ever-changing federal, state and local laws and regulations.

COST OF COMPLIANCE WITH ENVIRONMENTAL MATTERS:
As of December 31, 2001, we were not subject to environmental regulations or costs. Because the fingerprint encoding and authentication business does not involve the emission of pollutants or other dangerous substances, we do not anticipate being subject to environmental regulations or costs relating to our proposed fingerprint encoding and authentication operations.

RESEARCH AND DEVELOPMENT:
During fiscal year 2001, we spent no funds on research and development.

EMPLOYEES:
As of December 31, 2001, our only employees were Lyndell Parks, our then
President and Chairman of the Board, and Audra Parks, our then Secretary,
Treasurer and Director.

As of May 26, 2002, our only employee is Lam Ko Chau, our President and sole
Director.

REPORTS TO SECURITY HOLDERS:
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C.; New York, New York; and
Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the
Securities and Exchange Commission at www.sec.gov.

Description of Property

During the fiscal year ended December 31, 2001, our executive offices were located at 501 W. Monroe, Springfield, Illinois, which was the office of our then controlling shareholder, Paragon Management and Marketing, Inc. Our then
President/Director, Lyndell Parks, was the President of Paragon Management and
Marketing, Inc. We occupied 1,100 square feet of space in Paragon Management and
Marketing, Inc.'s offices of approximately 2,500 square feet. Paragon Management and Marketing, Inc. did not charge us for occupying this space. These offices were sufficient to conduct our operations at that time. During approximately
April 2002, we moved our office to 6066 Vineyard Drive, Ottawa, Ontario Canada
K1C 2M5, which is the residence of our President, Lam Ko Chau. We occupy 600 square feet of our President's residence, which is exclusively used for our business purposes. Mr. Chau does not charge us for use of this space. Our telephone number is (613) 837-1909. Our offices are sufficient to conduct our operations and we have no future plans to operate from any other offices.

We do not own any real property or intend to own any real property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Legal Proceedings

We have not been served with any legal process providing us with legal notice of any pending proceedings. We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Submission of Matters to a Vote of Security Holders

On January 9, 2001, our Board of Directors and a majority of our shareholders approved the following actions:
     o    A forward split of our common stock at a ratio of ten (10) shares for every one (1) share held;
     o    Amending our Articles of Incorporation to change our authorized common stock from Fifty Million (50,000,000) shares to One Hundred Million
          (100,000,000) shares; and
     o    Changing our name from 3045 Corporation to Floran International, Inc.

On May 9, 2001, our Board of Directors and a majority of our shareholders approved the following actions:
     o    A reverse split of our common stock at a ratio of one (1) share for every one hundred (100) shares held;
     o    Maintaining our authorized common stock of One Hundred Million
          (100,000,000) shares;
     o    Changing our name from Floran International, Inc. to FTLA, Inc.; and
     o    The appointment of the following  officers and members of our Board of
          Directors to fill vacancies: (i) Mr. Lyndell Parks as our Chairman of the Board; and (ii) Mrs. Audra Parks as our  Secretary/Treasurer and a
          Director.

PART II

Market for Common Equity and Related Stockholder Matters

Our common stock had been quoted on the Over-the-Counter Market under the symbol
"LSKA" since October 2001, at which time we were delisted from the OTC Bulletin
Board. The high and low bid information for each quarter, if applicable, for the last two fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

Quarter                                 High                 Low

Fiscal Year Ended 12/31/01
First Quarter                           $3.75                $0.50
Second Quarter                          $0.50                $0.04
Third Quarter                           $0.025               $0.018
Fourth Quarter                          $0.01                $0.0001

Fiscal Year Ended 12/31/00
First Quarter                           $0.00                $0.00
Second Quarter                          $0.00                $0.00
Third Quarter                           $1.125               $0.938
Fourth Quarter                          $0.938               $0.938

We obtained this information from an Internet-based website.

HOLDERS:
As of December 31, 2001, we had approximately 43 holders of record of our common stock.

ISSUED AND OUTSTANDING STOCK:
As of December 31, 2001, there were 895,871 shares of common stock issued and outstanding. As of April 18, 2003, we had 9,898,275 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are issued and outstanding.

OPTIONS:
Although we previously issued options, they were all cancelled. We now have no outstanding options.

WARRANTS:
We have not issued any warrants since our inception.

DIVIDENDS:
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our proposed business operations. Any decisions as to future payment of dividends will be at the discretion of our
Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES:
During January 2001, we effected a ten (10) for one (1) forward stock split. In
May 2001, we effected a one (1) for one hundred (100) reverse stock split. All share and per share amounts below have been adjusted to give effect to these two stock splits.

In approximately January 2001, we issued 500,042 shares of our common stock to the shareholders of H2O International, Inc. in exchange for all of H2O
International, Inc.'s outstanding stock. We valued these shares at approximately
$.25 per share or an aggregate of $125,204.

In January 2001, we issued 40,000 common stock purchase options to David Collier in exchange for services rendered to us by David Collier. These options were exercisable at $1 per share. In approximately September 2001, we and David
Collier agreed to cancel these options.

In February 2001, we issued 100,000 common stock purchase options to Dr. Javaid
Sheikh in exchange for services rendered to us by Dr. Javaid Sheik as a member of our Board of Directors. These options were exercisable at $.10 per share. In approximately September 2001, we and Dr. Javaid Sheikh agreed to cancel these options.

In February 2001, we issued 100,000 common stock purchase options to Dennis
Gordon in exchange for services rendered to us by Dennis Gordon as a member of our Board of Directors. These options were exercisable at $.10 per share. In approximately September 2001, we and Dennis Gordon agreed to cancel these options.

In February 2001, we issued 100,000 common stock purchase options to Samy Faried in exchange for services rendered to us by Sammy Faried as a member of our Board of Directors. These options were exercisable at $.10 per share. In approximately
September 2001, we and Samy Faried agreed to cancel these options.

In February 2001, we issued 1,100,000 common stock purchase options to J. Brian
Morrison in exchange for services rendered to us by J. Brian Morrison. These options were exercisable at $.10 per share. In approximately September 2001, we and J. Brian Morrison agreed to cancel these options.

In approximately May 2001, we issued 250 shares of our common stock to Dr.
Javaid Sheikh in exchange for services rendered to us by Dr. Javaid Sheikh as a member of our Board of Directors. We valued these shares at approximately $17.00 per share or an aggregate of $4,250.

In approximately May 2001, we issued 250 shares of our common stock to Dennis
Gordon in exchange for services rendered to us by Dennis Gordon as a member of our Board of Directors. We valued these shares at approximately $17.00 per share or an aggregate value of $4,250.

In approximately May 2001, we issued 250 shares of our common stock to
Christopher Curran for providing us with sales and marketing of our products. We valued these services at approximately $17.00 per share or an aggregate value of
$4,250.

In approximately May 2001, we issued 100 shares of our common stock to David
Collier for providing us with sales and marketing of our products. We valued these services at approximately $17.00 per share or an aggregate value of
$1,641.

In approximately May 2001, we issued 2,187 shares of our common stock to J.
Brian Morrison for providing us with sales and marketing of our products. We valued these shares at approximately $17.00 per share or an aggregate value of
$37,188.

In approximately May 2001, we issued 750 shares of our common stock to Witan
Trust which is controlled by Terry Pancake as trustee, for services rendered by
Terry Pancake as our Chief Financial Officer. We valued these shares at a price of approximately $110.00 per share or an aggregate value of $82,500.

In approximately May 2001, we issued 2,000 shares of our common stock to Douglas
Hewitt for providing us with sales and marketing of our products. We valued these services at approximately $25.14 per share or an aggregate value of
$50,271.

In approximately May 2001, we issued 875 shares of our common stock to G. Bryan
Thomas for services rendered to us by G. Bryan Thomas as a member of our Board of Directors. We valued these services at approximately $17.00 per share or an aggregate value of $14,875.

In approximately October 2001, we issued 20,000 shares of our common stock to
Iris Reimann-Phillips. We valued these shares at approximately $0.65 per share or an aggregate of approximately $13,000.

In approximately October 2001, we issued 2,000 shares of our common stock to
Murrel Stephens. We valued these shares were valued at approximately $.65 per share or an aggregate of approximately $1,300.

In approximately October 2001, we issued 4,000 shares of our common stock to
Greg Stephens. We valued these shares at approximately $.65 per share or an aggregate of approximately $2,600.

In approximately October 2001, we issued 12,000 shares of our common stock to D.
Piedmonte. The shares were valued at approximately $.65 per share or an aggregate of approximately $7,800.

In approximately October 2001, we issued 2,000 shares of our common stock to
Lewis Fehring. The shares were valued at approximately $.65 per share or an aggregate of approximately $1,300.

In approximately October, 2001, we issued 2,000 shares of our common stock to
Jesse Wyatt. The shares were valued at approximately $.65 per share or an aggregate of approximately $1,300.

In approximately October 2001, we issued 40,000 shares of our common stock to
Charles Denny. The shares were valued at approximately $.65 per share or an aggregate of approximately $26,000.

In approximately October 2001, we issued 70,000 shares of our common stock to
Tim and Judith Kelly. The shares were valued at approximately $.65 per share or an aggregate of approximately $45,500.

In approximately October 2001, we issued 6,000 shares of our common stock to
Alan Hodges. The shares were valued at approximately $.65 per share or an aggregate of approximately $3,900.

In approximately October 2001, we issued 20,000 shares of our common stock to
Alan Hodges. The shares were valued at approximately $.65 per share or an aggregate of approximately $13,000.

In approximately October 2001, we issued 2,000 shares of our common stock to Tim
Huseman. The shares were valued at approximately $.65 per share or an aggregate of approximately $1,300.
                                       10

In approximately October 2001, we issued 50,000 shares of our common stock to
Charles C. Hoover Trust. The shares were valued at approximately $.65 per share or an aggregate of approximately $32,500.

In approximately October 2001, we issued 50,000 shares of our common stock to
Sheryl Kay Rev. Trust. The shares were valued at approximately $.65 per share or an aggregate of approximately $32,500.

In approximately October 2001, we issued 100,000 shares of our common stock to
G. Bryan Thomas. The shares were valued at approximately $.65 per share or an aggregate of approximately $65,000.

In approximately October 2001, we issued 30,400 shares of our common stock to
Gary Accord. The shares were valued at approximately $0.65 per share or an aggregate of approximately $19,760.

None of the above issuances involved underwriters, underwriting discounts, or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D in offering these shares. We believed these exemptions were available because:
     o    We are not a blank check company;
     o    Total sales did not exceed $1,000,000;
     o    All sales of our common stock to investors was made by our officers or directors;
     o    Sales were not made by general solicitation or advertising;
     o    Sales were made to persons with pre-existing relationships to the
          Company, our officers or directors; and
     o    Sales were made to investors who were either accredited investors or who represented that they were sophisticated enough to evaluate the risks of the investment.

Plan of Operations

We have no cash resources from which to conduct any operations or pursue a prospective business plan. As of December 31, 2001, we had not determined what business we would engage in and, as a result, we cannot determine what our capital expenditures will be over the next 12 months. As of December 31, 2001, we had $0 of cash; accordingly, we will be unable to fund any potential operations from our current cash position, which is $0. Although our President plans to loan us funds to conduct our operations, we have no agreement with our
President to do so and our President is under no obligation to loan us funds.
Accordingly, there are no assurances that we will receive loans from our
President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us.
If our President is unable or unwilling to make loans to us necessary to implement our Plan of Operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of
Operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail any potential Plan of Operations which would negatively impact development of any potential brand name and reputation. In the event that we do not receive financing or our financing is inadequate to enable us to conduct potential operations, we may have to liquidate our business and undertake any or all of the following actions:
     o    Sell or dispose of our assets, if any;
     o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o    File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and/or
     o    Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our common stock from the OTC
          Bulletin Board.

                                       11

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we may be forced to take.

OUR OPERATIONS FROM OUR INCEPTION TO DECEMBER 31, 2001:
We are a development stage company that was formed to engage in the business of selling mortgage related products on the Internet. After a period of inactivity, in approximately late April 2001, we changed our business plan to engage in the marketing of a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities. On August 1, 2000, we licensed the marketing, sale, and distribution rights from Floran Technologies, Inc., the owner of certain technologies used in the cleaning processes for large-scale water and fluid treatment, filtering, and storage facilities. On April 30, 2001, Floran
Technologies, Inc. notified us that it was terminating the license agreement due to our default on payments we were required to make to it. As a result of the license termination, we became inactive.

We do not expect to generate any meaningful revenue or incur any significant operating expenses until such time that we begin meaningful operations; however, we will continue to incur expenses pertaining to our periodic and other reporting obligations with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES:
As of December 31, 2001, we had limited cash resources of $0. We do not have any other internal sources of working capital. As of May 27, 2003, all required administrative expenses are being paid by our President, Lam Ko Chau.

We did not receive any revenues during the 12 months ended December 31, 2001. We do not anticipate earning revenues, if any, until such time as we formulate and accomplish our Plan of Operations in the fingerprint encoding and authentication business. Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

Since our inception, our operating expenses have exceeded our revenues, which has been $0. At the present time, we have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our future Plan of Operations and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital, it is likely that we will have to cease operations.

RESULTS OF OPERATIONS:
We have never had revenues from operations. The losses accumulated since our inception were incurred for our formation and operating expenses. As of December
31, 2001, we had no business plan. As of approximately March 2002, in connection with our change of control, we decided to pursue a business plan consisting of providing fingerprint encoding and authentication services; however, to date, we have not accomplished any material steps towards developing this business plan.

                                       12

Financial Statements.

                              Liska Biometry, Inc.
                     Years Ended December 31, 2001 and 2000

                              Liska Biometry, Inc.
                                Table of Contents

                                                                      Page
                                                                      ----

Notes to Consolidated Financial Statements..........................F-6 - F-14

                                       13

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Liska Biometry, Inc.

We have audited the accompanying consolidated balance sheet of Liska Biometry,
Inc. (A Development Stage Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liska Biometry, Inc.
(Development Stage Company) as of December 31, 2001, and the results of its operations, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of
America.

/s/ Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP

Denver, Colorado
February 28, 2003

                                      F-1

                           Liska Biometry, Inc.
                       (A Development Stage Company)
                        Consolidated Balance Sheet
                             December 31, 2001

Assets

Current assets:
      Total current assets                                $         -
                                                          ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                  $   133,501
   Due to investors                                            35,000
                                                          -----------
          Total current liabilities                           168,501
                                                          -----------

Stockholders' (deficit):

   Preferred stock, no par value,
       10,000,000 shares authorized
   Common stock, no par value,                                      -
      100,000,000 shares authorized,
      895,871 shares issued and outstanding                   637,175
   Additional paid in capital                               1,048,325
   (Deficit) accumulated during the development stage      (1,854,001)
                                                          -----------
                                                             (168,501)
                                                          -----------
                                                          $         -
                                                          ===========

      See the accompanying notes to the consolidated financial statements.
                                      F-2

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                Inception (August 1, 2000) to December 31, 2000,
                      the Year Ended December 31, 2001 and
                 Inception (August 1, 2000) to December 31, 2001

                                        Inception to     Year Ended     Inception to
                                        December 31,    December 31,    December 31,
                                            2000            2001            2001
                                        ------------    ------------    ------------

Sales                                   $          -    $      8,000    $      8,000

Cost of goods sold                                 -             892             892
                                        ------------    ------------    ------------
Gross profit                                       -           7,108           7,108
                                        ------------    ------------    ------------

Operating expenses:
   Impairment of license                           -          58,812          58,812
   Selling, general and
     administrative expenses                 151,383       1,651,164       1,802,547
                                        ------------    ------------    ------------
                                             151,383       1,709,976       1,861,359
                                        ------------    ------------    ------------
(Loss) from operations                      (151,383)     (1,702,868)     (1,854,251)
                                        ------------    ------------    ------------

Other income (expense):
   Other income                                    -             250             250
                                        ------------    ------------    ------------
Net (loss)                              $   (151,383)   $ (1,702,618)   $ (1,854,001)
                                        ============    ============    ============

Per share information - basic
   and fully diluted:

  Weighted average shares outstanding        500,168         622,615         562,592
                                        ============    ============    ============

  Net (loss) per share                  $      (0.30)   $      (2.73)   $      (3.30)
                                        ============    ============    ============

      See the accompanying notes to the consolidated financial statements.
                                      F-3

                              Liska Biometry, Inc.
                          (A Development Stage Company)
               Consolidated Statement of Stockholders' (Deficit)
                 Inception (August 1, 2000) to December 31, 2001

                                                                              (Deficit)
                                                                             Accumulated
                                                                 Additional  During the
                                               Common Stock       Paid in    Development
                                             Shares    Amount     Capital       Stage         Total
                                            --------  ---------  ----------  -----------   -----------
Inception                                          -  $       -  $        -  $         -   $         -

Issuance of founders shares for services
 at $.25 per share                           110,000     27,500           -            -        27,500
Issuance of founders shares for expense
 reimbursement at $.25 per share             200,000     50,100           -            -        50,100
Common shares issued for license and
 rights at $.25 per share                    190,000     47,500           -            -        47,500
Common stock issued for services
 at $.25 per share                                42        104                                    104
Net (loss) for the  period                         -          -           -     (151,383)     (151,383)
                                            --------  ---------  ----------  -----------   -----------
Balance at December 31, 2000                 500,042    125,204           -     (151,383)      (26,179)

Common shares issued for recapitalization    103,200      5,350           -      (31,345)      (25,995)
Reclassification of accumulated deficit            -          -     (31,345)      31,345             -
Stock and options issued to consultants
 for services                                      -          -   1,079,670            -     1,079,670
Shares issued for services at $19.34
 per share                                    12,229    236,621                                236,621
Shares returned and retired                 (130,000)         -           -            -             -
Shares issued to settle debt at $.65
 per share                                   410,400    270,000           -            -       270,000

Net (loss) for the year                            -          -           -   (1,702,618)   (1,702,618)
                                            --------  ---------  ----------  -----------   -----------
Balance at December 31, 2001                 895,871  $ 637,175  $1,048,325  $(1,854,001)  $  (168,501)
                                            ========  =========  ==========  ===========   ===========

      See the accompanying notes to the consolidated financial statements.
                                      F-4

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                Inception (August 1, 2000) to December 31, 2000,
                      the Year Ended December 31, 2001 and
                 Inception (August 1, 2000) to December 31, 2001

                                              Inception to    Year Ended    Inception to
                                              December 31,   December 31,   December 31,
                                                  2000           2001           2001
                                              ------------   ------------   ------------
Cash flows from operating activities:
Net (loss)                                    $   (151,383)  $ (1,702,618)  $ (1,854,001)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
  Amortization                                           -         38,688         38,688
  Common stock issued for services                  27,604        301,421        329,025
  Expenses paid by founders                         50,100              -         50,100
  Shares issued pursuant to recapitalization             -        (25,995)       (25,995)
  Loss on impairment of license                          -         58,812         58,812
  Stock and options issued to consultants                -      1,079,670      1,079,670
  Increase in accounts payable and
   accrued expenses                                 37,215        208,486        245,701
  Increase (decrease) in bank overdraft                464           (464)             -
                                              ------------   ------------   ------------
Net cash (used in) operating activities            (36,000)       (42,000)       (78,000)
                                              ------------   ------------   ------------

Cash flows from investing activities:
  Payment for license                              (50,000)             -        (50,000)
                                              ------------   ------------   ------------
Net cash (used in) investing activities            (50,000)             -        (50,000)
                                              ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from investor loans                      86,000         42,000        128,000
                                              ------------   ------------   ------------
Net cash provided by financing activities           86,000         42,000        128,000
                                              ------------   ------------   ------------

Net increase (decrease) in cash                          -              -              -

Beginning - cash balance                                 -              -              -
                                              ------------   ------------   ------------
Ending - cash balance                         $          -   $          -   $          -
                                              ============   ============   ============

Supplemental cash flow information:
  Cash paid for income taxes                  $          -   $          -   $          -
                                              ============   ============   ============
  Cash paid for interest                      $          -   $          -   $          -
                                              ============   ============   ============

Non cash investing and financing activities:
  Common stock issued for license             $     47,500   $          -   $     47,500
                                              ============   ============   ============
  License acquired in exchange for payable    $  1,450,000   $          -   $  1,450,000
                                              ============   ============   ============
  Write off of license and related payable    $          -   $  1,450,000   $  1,450,000
                                              ============   ============   ============
  Common stock issued to settle
    investor loans                            $          -   $    205,200   $    205,200
                                              ============   ============   ============

      See the accompanying notes to the consolidated financial statements.
                                      F-5

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated as 3045 Corporation under the laws of the State of
Florida on October 26, 1999. On January 19, 2001 the name was changed to Florian
International, Inc., on June 26, 2001 the name was changed to FTLA, Inc. and on
June 24, 2002 the name was changed to Liska Biometry, Inc. The Company is in the development stage and its business plan consists of providing biometric identification services, specifically products and technology for the identification and authentication of individuals using live scan fingerprints.

On January 9, 2001, the Company acquired all of the issued and outstanding common shares of H2O International, Inc. ("H2O") (See Note 2) in exchange for
500,042 shares of its common stock (approximately 83% of the issued and outstanding shares of the Company after this issuance).

H2O was a development stage Company formed for the purpose of marketing a cleaning process for large-scale water and fluid treatment filtering and storage facilities.

This acquisition of H2O, the accounting acquirer, by the Company, a non-operating entity, was considered in substance a capital transaction and has been accounted for as a reverse acquisition, and no goodwill or other intangible assets have been recorded. On this basis, the historical financial statements as of and prior to the acquisition date represented the operations of H2O.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company will recognize revenue when products are shipped or services are performed. The Company has not generated significant revenue to date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets:

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.
                                      F-6

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Long Lived Assets

The carrying value of long-lived assets, including goodwill and intangibles, is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be impairments in the future, the Company will measure the amount of the impairments based on the undiscounted expected future cash flows from the impaired assets.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic
earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti dilutive common stock equivalents, if any, are not considered in the computation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and
Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
                                      F-7

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles
Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but
disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an
amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.
                                      F-8

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for
Consideration Given by a Vendor to a Subscriber (Including a Reseller of the
Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15,
2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued
operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets,"
which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the
Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

                                      F-9

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 2. ACQUISITIONS

On January 9, 2001 the Company acquired all of the issued and outstanding common shares of H2O in exchange for 500,042 shares of its common stock. The transaction will be treated as a recapitalization of the Company and issuance of
103,200 common shares by H2O for the net assets of the Company. The net assets of H2O consisted of the following at December 31, 2000 and the acquisition date.

      Licenses and rights             $   1,547,500
      Current liabilities                (1,573,679)
                                      -------------
                                      $     (26,179)
                                      =============

H2O was a development stage Company on the acquisition date and had no revenue generating operations and an accumulated deficit from inception (August 1, 2000)
to December 31, 2001 aggregating $151,383.

Note 3. IMPAIRMENT OF ASSETS

The Company is in the development stage and was formed for the purpose of marketing a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities. On August 1, 2000, the Company entered into a
License Agreement (the "License Agreement") with a third party to license a patent pending cleaning process and related products (the "Licensed Products")
for large scale water and fluid treatment, filtering and storage facilities. The
Company also assumed from a founder certain manufacturers representative agreements and the rights to the License Agreement as discussed above with that third party. The License Agreement allowed the Company to market, sell, and distribute the Licensed Products under the Florian trade name in stipulated geographic locations outside the United States and Germany including China,
India, Pakistan, Korea, Indonesia, Philippines, Cambodia, Vietnam, Thailand,
Burma, Laos, Malaysia, Bangladesh, U.A.E., Israel, Saudi Arabia, Kuwait, Qatar,
Taiwan, and Japan. The manufacturers representative agreements cover the States of Florida and Georgia. The consideration for the license was $1,500,000, a 15%
common stock ownership of the Company (90,000 shares), as stipulated in the
Agreement, future royalties and minimum product purchase requirements in years 4 and thereafter, as stipulated, to maintain the exclusive license. As of December
31, 2000, $50,000 was paid, $950,000 was due on February 23, 2001, and $500,000 was due on July 23, 2001. The common stock aggregating 190,000 shares was issued as of December 31, 2000. The common shares were valued at $47,500 based on a contemporaneous issuance to a founder as expense reimbursement. Included in the
190,000 shares was 100,000 shares issued to the founder for the manufacturers representative agreements and the rights to the License Agreement.

The Company defaulted on the February 23, 2001 payment under the license agreement and was granted an extension to April 30, 2001. On April 30, 2001 the licensor notified the Company that it was terminating the license agreement due to the Company's default on the April 30, 2001 payment. Accordingly, the Company has written off the unamortized portion of the license and rights asset against the then remaining liability of $1,450,000, resulting in a loss on impairment of
$58,812 being charged to operations during March 2001. Prior to the write-off of the license, the Company recognized amortization of $38,688.

As a result of the license termination, the Company has become inactive.

                                      F-10

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 4. STOCKHOLDERS' (DEFICIT)

Common Stock

At December 31, 2001, the Company's no par value common stock authorized was
100,000,000 shares with 895,871 shares issued and outstanding and the Company's no par value preferred stock authorized was 10,000,000 shares. During January
2001 the Company effected a 10 for 1 forward stock split and during May 2001 the
Company effected a 1 for 100 reverse stock split. All share and per share amounts have been restated to give effect to these splits.

At inception the Company issued 110,000 shares of common stock to its founders for services valued at $27,500 which management believes is the fair value of the services provided. In addition, the Company issued 200,000 shares of common stock to founders for expense reimbursement of $50,100.

During August 2001 the Company issued 190,000 shares of common stock in exchange for a license and rights (see Note 3).

During the period from August 2000 to December 2000 the Company issued 42 shares of common stock in exchange for services valued at $104. The value assigned to the shares issued corresponds to the per share value of issuances during the period.

During January 2001 the Company issued 103,200 shares of common stock in conjunction with the recapitalization described in Note 2. The value of the common stock of the shell of $5,350 was recorded as common stock in the combined company and the $31,345 accumulated deficit of the shell was charged to additional paid-in capital.

During October 2001 certain affiliates returned 40,000 common shares to the
Company's treasury for no consideration. In addition the licensor described in
Note 3 returned 90,000 shares of common stock for no consideration. These shares were cancelled by the Company.

During October 2001 the Company issued 410,400 shares of common stock in exchange for the cancellation of debt as described in Note 6.

During the year ended December 31, 2001 the Company issued an aggregate of
12,229 shares of common stock for services valued at $236,621. The value assigned to the shares issued corresponds to the fair market value of the shares issued on the date the Company agreed to issue the shares.

In January 2001, under a stock purchase agreement ("the Stock Purchase
Agreement"), three purchasers were to pay $425,000 to acquire 92,500 free trading common shares of an inactive SEC reporting corporation. The Company issued 90,000 shares to the purchasers and $250,000 of the $425,000 purchase price was paid. Under two consulting agreements effective January 9, 2001, the consultants were made a party to the Stock Purchase Agreement as the sole compensation pursuant to those consulting agreements. The Consultants received
29,500 fully vested shares each, however, they did not pay for such shares, and there is no obligation on the consultants to repay the principal stockholder.
Accordingly, the receipt of the shares by the consultants is, in substance, a payment under the consulting agreements. During the quarter ended March 31,
2001, the Company recognized the entire consulting expense of $270,810 based on the pro-rata portion of the purchase price of $4.59 per share.

In addition 6,500 of the total purchased shares were granted to a third consultant for services rendered and an expense of $29,835 was recognized in
January 2001 based on the pro-rata portion of the purchase price of $4.59 per share.
                                      F-11

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Stock-based Compensation

During January 2001 the Company issued 40,000 common stock purchase options to an employee exercisable at $1.00 per share. In addition, during February 2001 the Company issued 300,000 common stock purchase options to certain directors and 1,100,000 common stock purchase options to a consultant exercisable at $.10 per share. Compensation costs charged to operations aggregated $779,025 related to these options during 2001. The Company cancelled all of these options during
2001.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. Under the provisions of SFAS 123, the Company's net
(loss) and (loss) per share would not be materially changed:

A summary of stock option activity is as follows:

                                              Weighted    Weighted
                                    Number    average     average
                                      of      exercise     fair
                                    shares     price       value
                                  ---------  ----------  ----------
         Balance at
          December 31, 2000            -             -           -
         Granted                  1,440,000       $.13       $3.17
         Cancelled                1,440,000       $.13       $3.17
                                  ---------
         Balance at
          December 31, 2001           -
                                  =========

Note 5. INCOME TAXES

The Company  accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded  based  on  the  differences  between  the  tax  bases  of  assets  and liabilities  and  their  carrying  amounts  for  financial  reporting  purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently  enacted tax rates applied to  taxable  income  in the  periods  in  which  the  deferred  tax  assets  and liabilities are expected to be settled, or realized.

The provision for income taxes differs from the amount  computed by applying the statutory  federal income tax rate to income before  provision for income taxes.
The sources and tax effects of the differences are as follows:

         Income tax provision at the
             federal statutory rate                34%
         Effect of operating losses               (34)%
                                                  ----
                                                    -

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $1,800,000 subject to any restrictions because of the change in ownership described in Note 9). This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2021. The deferred tax asset of approximately $600,000 relating to the operating loss carryforward has been fully reserved at December 31, 2001.

                                      F-12

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 6. DUE TO INVESTORS

During December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering after the recapitalization described in Notes 1 and 2. Accordingly, the
$86,000 was reflected as a liability at December 31, 2000. During the three months ended March 31, 2001, the Company raised an additional $154,200 consisting of $42,000 in cash and $112,200 of expenses paid directly to third parties pursuant to subscription agreements, which because the shares were not issued was also classified as a liability. During October 2001 the Company issued 410,400 shares of common stock to retire $205,200 of this liability. The
Company charged the difference between the fair market value of the shares issued and the agreed upon conversion price of $64,800 to operations during
2001. The unpaid balance of $35,000 is included in the due to investors' at
December 31, 2001.

Note 7. COMMITMENTS AND CONTINGENCIES

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933.
Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor"
exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations. During the period covered by these financial statements the Company entered into several employment, consulting and other agreements with third parties. Although the
Company obtained settlement releases from a majority of the parties, settlement releases were not entered into with some of these parties or the settlement releases were verbal agreements. Future contingencies which cannot be estimated by management, may exists for the above matters including but not limited to issuance of capital stock and other financial obligations and may have a material negative impact on the Company's financial position and results of operations.

Note 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2001 and the period from inception to
December 31, 2001, the Company incurred a net losses of $1,702,618 and
$1,854,001 and has a working capital deficit of $168,501 at December 31, 2001.
In addition, the Company has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.
                                      F-13

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2001

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 9. SUBSEQUENT EVENTS

During March 2002 the Company issued 9,000,000 shares of its common stock for services valued at $9,000 to a significant shareholder. In addition, the Company issued 2,404 shares of its common stock for services valued at $2 to a shareholder. At the time of issuance there was no market for the Company's common shares and they were valued at management's estimate of the fair market value of the shares, which approximated the fair market value of the services provided.

During March 2002 this significant shareholder sold the 9,000,000 common shares representing a 91% interest in the Company to Kojon Biometrics, Inc.
resulting in a change of control of the Company.

                                      F-14

Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal.

Our officers and directors as of May 26, 2002, are as follows:

NAME                 POSITION                                          TERM
Lam Ko Chau          President, Director/Chief Accounting Officer      1 year

Lam Ko Chau has been our President, Director, and Chief Accounting Officer since
March 26, 2002. From 1989 to present, Lam Ko Chau has been the President of
Oscan Electro Optics Inc., a privately-held Canadian Corporation that previously designed and manufacturers live-scan fingerprint scanners and produces rolled impression optical fingerprint scanners with images stored in smart cards for one-to-one fingerprint matching. Oscan Electro Optics Inc. has been inactive since approximately 1994. Since April of 2001, Mr. Chau has also served as
President and a Director of Kojon Biometrics, Inc., a privately-held Canadian
Corporation which engages in the research and development of opto-chemical fingerprint scanning and pattern-to-number descriptor algorithm development for live scan and large database fingerprint on-line search applications.

Our officers and directors for the fiscal year ended December 31, 2001, were as follows:

NAME                 POSITION                                          TERM
Kim Naimoli          President, Secretary, Treasurer, Director         1 year(1)

Dennis Gordon        Director                                          1 year(2)

Frederick J. Jarosz  President, Director                               1 year(3)

Terry L. Pancake     Chief Financial Officer, Secretary,               1 year(4)
                     Treasurer, Director

Dr. Javaid Sheikh    Director                                          1 year(5)

G. Bryan Thomas      Director                                          1 year(6)

Lyndell F. Parks     Chief Executive Officer, Chairman of the Board    1 year(7)

Audra Parks          Secretary, Treasurer, Director                    1 year(8)

(1) Kim Naimoli held office beginning October 28, 1999 and resigned on
January 9, 2001.
(2) Dennis Gordon held office beginning January 9, 2001 and resigned on
May 9, 2001.
(3) Frederick J. Jarosz held office beginning January 9, 2001 and resigned on
May 9, 2001.
(4) Terry L. Pancake held office beginning January 9, 2001 and resigned on
May 9, 2001.
(5) Javaid Sheikh held office beginning January 9, 2001 and resigned on
May 9, 2001.
(6) G. Bryan Thomas held office beginning January 9, 2001 and resigned on
May 9, 2001.
(7) Lyndell Parks held office beginning February 15, 2001 and resigned on
March 26, 2002.
(8) Audra Parks held office beginning May 9, 2001 and resigned on March
26, 2002.

Kim A. Naimoli was our President, Secretary, Treasurer, and Director from
October 28, 1999 to January 9, 2001. Since September 1996, Ms. Naimoli has been the President and owner of Coral Mortgage, Inc. a correspondent mortgage lender.

Dennis Gordon was our Director from January 9, 2001 to May 9, 2001. Dennis
Gordon was previously employed as an environmental engineer by Severn-Trent
Services, an engineering firm located in Houston, Texas. While employed by
Severn-Trent Services, Mr. Gordon was responsible for the operations of 13 water plants and nine wastewater treatment plants.

Frederick J. Jarosz was our Director from January 9, 2001 to May 9, 2001. Mr.
Jarosz was the President of Speechmakers International. Mr. Jarosz is a 27-year member of the National Association of Life Underwriters and a past president of the Springfield Life Underwriters Association. Mr. Jarosz received degrees from
Saint Michael's Cathedral, the Gaugh School of Business, the Air University and
the University of Wyoming College of Speech.

Terry L. Pancake was our Chief Financial Officer, Director, Secretary and
Treasurer from January 9, 2001 to May 9, 2001. From March 2001 to November 2001,
Mr. Pancake was an English language teacher in Korea. From January 1978 to March
2001, Mr. Pancake was a consultant to private firms, providing organizational, management and regulatory services. In 1974, Mr. Pancake received a Bachelor of
Arts Degree in Political Science from Eastern Illinois University. In 1976, Mr.
Pancake received a Masters of Public Administration from the Graduate School of
Management at Brigham Young University.

Dr. Javaid Sheikh was our Director from January 9, 2001 to May 9, 2001. Dr.
Sheikh has been employed as an Associate Professor of Psychiatry at the Stanford
University School of Medicine and as an Associate Chief of Staff for Mental
Health, and Chief of Psychiatry for Virginia Palo Alto Health Care System. Dr.
Sheikh received his Master of Business Administration and MD Degree.

G. Bryan Thomas was our Director from January 9, 2001 to May 9, 2001. Since
April 1998, Mr. Thomas has been the President, Chief Executive Officer and
Chairman of the Board for Cannon Cochran Management Services, Inc. Mr. Thomas
graduated from the University of Illinois with a Bachelor of Science Degree.

Lyndell F. Parks was our President and Director from February 15, 2001 to March
26, 2002. From September 1998 until present, Mr. Parks has been the General
Manager of Paragon Management and Marketing, Inc., a consulting firm located in
Springfield, Illinois.

Audra Parks was our Secretary, Treasurer and a Director from May 9, 2001 until
March 26, 2002. From April 1999 to present, Ms. Parks has been the Vice
President of Operations and Consulting Services at Paragon Management and
Marketing, Inc., a consulting firm located in Springfield, Illinois. From
February 1997 to August 1999 Ms. Parks was the franchise owner and manager of
Merry Maids in Springfield, Illinois. Ms. Parks received a Bachelor Degree in
Communications from Southwest Missouri State University in Springfield,
Missouri.

NO COMMITTEES OF THE BOARD OF DIRECTORS:
We do not currently have standing audit, nominating and compensation committees of our Board of Directors or committees performing similar functions.

SIGNIFICANT EMPLOYEES:
As of December 31, 2001, there were no significant employees other than Lyndell
Parks, our President/Chairman of the Board, and Audra Parks, our
Secretary/Treasurer/Director.

As of May 27, 2003, there are no significant employees other than our President and sole director, Lam Ko Chau.

FAMILY RELATIONSHIPS:
Audra Parks, our prior Secretary, Treasurer and Director is the wife of Lyndell
F. Parks, our former President and Director.

Joann Parks, President of Paragon Management & Marketing, Inc., is the mother of
Lyndell Parks, our former President and Director.

LEGAL PROCEEDINGS:
Lyndell Parks, our former President and Director, is a defendant in a civil action brought by the United Sates Securities and Exchange Commission, in the
United States District Court, Central District of Illinois, Springfield
Division, SEC v Gorsek et al., Case No. 99-3072 (1999). On or about April 23,
2001, in connection with this matter, Mr. Parks, without admitting or denying the allegations contained in the Complaint, consented to an order enjoining him from violating the anti-fraud provisions of the federal securities laws, specifically, Section 17(b) of the Securities Act of 1933 and Section 10(b) and
Rule 10(b) 5 of the Securities Exchange Act of 1934. On September 9, 2002, the
Court ordered Mr. Parks to pay $105,000 in disgorgement of profits, plus prejudgment interest of $35,000 and a civil penalty of $10,000.

Executive Compensation

The following table sets forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of December 31,
2001.

SUMMARY COMPENSATION TABLE
                                                         Long-Term Compensation
                                                    -----------------------------
                            Annual Compensation            Awards         Payouts
                          ------------------------- --------------------- ------- ------------
                                          Other     Restricted Securities             All
                                          Annual      Stock    Underlying  L/TIP     Other
                          Salary Bonus Compensation   Awards    Options   Payouts Compensation
Name & Position      Year   ($)   ($)       ($)        ($)        (#)       ($)       ($)
-------------------  ---- ------ ----- ------------ ---------- ---------- ------- ------------

Dennis Gordon        2001    0     0         0         250      100,000      0         0
Director                                              shares
-------------------
Frederick J. Jarosz  2001    0     0         0          0          0         0         0
President/Director
-------------------
Kim Naimoli          2001    0     0         0          0          0         0         0
Secretary/Treasurer
/Director
-------------------
Kim Naimoli          2000    0     0         0          0          0         0         0
Secretary/Treasurer
/Director
-------------------
Kim Naimoli          1999    0     0         0          0          0         0         0
Secretary/Treasurer
/Director
-------------------
Terry L. Pancake     2001    0     0         0          0          0         0         0
Chief Financial
Officer/Secretary
/Treasurer/Director
-------------------
Audra Parks          2001    0     0         0          0          0         0         0
Secretary/Treasurer
/Director
-------------------
Lyndell F. Parks     2001    0     0         0          0          0         0         0
President/Director
-------------------
Dr. Javaid Sheikh    2001    0     0         0         250      100,000      0         0
Director                                             shares
-------------------
G. Bryan Thomas      2001    0     0         0       100,875       0         0         0
Director                                             shares
-------------------

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership as of May 21, 2003 by:
     o    Each shareholder known by us to own beneficially more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    All directors and executive officers as a group.

(i) Beneficial Owners of More Than 5% As of May 21, 2003:

Security Ownership of Certain Beneficial Owners
--------------- ---------------------- --------------------- ----------------
Title of Class  Name and Address of    Amount and Nature of  Percent of Class
                Beneficial Owner       Beneficial Owner

Common          Lam Ko Chau(1)         6,171,666/Indirect           62.4%
                President/Director
                6066 Vineyard Drive
                Ottawa, Ontario
                Canada K1C 2M5

                Dr. John E. Watkin     1,500,000/Direct             15.2%
                19 Drive Way
                Apartment 911
                Ottawa, Ontario
                Canada K2P 1C7

(1)Lam Ko Chau's indirect ownership is composed of 6,171,666 shares of our common stock owned by Mr Chau "In Trust." Lam Ko Chau became our President and sole Director on March 26, 2002.

(ii) OFFICERS, DIRECTORS AND NOMINEES:

Security Ownership of Management
--------------- ---------------------- --------------------- ----------------
Title of Class  Name and Address       Amount and Nature of  Percent of Class
                                       Ownership

Common          Lam Ko Chau(1)         6,171,666/Indirect           62.4%
                President/Director
                6066 Vineyard Drive
                Ottawa, Ontario
                Canada K1C 2M5

                Directors and officers 6,171,666                    62.4%
                as a group

(1)Lam Ko Chau's indirect ownership is composed of 6,171,666 shares of our common stock owned by Mr Chau "In Trust."

The tables are based upon information derived from our stock records as of April
24, 2003. Unless otherwise indicated in the footnotes to the tables, we believe that each of the shareholders named in the tables has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.
Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

Certain Relationships and Related Transactions

During January 2001, we effected a ten (10) for one (1) forward stock split. In
May 2001 we effected a one (1) for one hundred (100) reverse stock split. All share and per share amounts below have been adjusted to give effect to these two stock splits.

In approximately May 2001, we issued 250 shares of our common stock to Dr.
Javaid Sheikh in exchange for services rendered to us by Dr. Javaid Sheikh as a member of our Board of Directors. We valued these shares at approximately $17.00 per share or an aggregate of $4,250.

In approximately May 2001, we issued 250 shares of our common stock to Dennis
Gordon in exchange for services rendered to us by Dennis Gordon as a member of our Board of Directors. We valued these shares at approximately $17.00 per share or an aggregate value of $4,250.

In approximately May 2001, we issued 250 shares of our common stock to
Christopher Curran for providing us with sales and marketing of our products. We valued these services at approximately$17.00 per share or an aggregate value of
$4,250.

In approximately May 2001, we issued 100 shares of our common stock to David
Collier for providing us with sales and marketing of our products. We valued these services at approximately $17.00 per share or an aggregate value of
$1,641.

In approximately May 2001, we issued 2,187 shares of our common stock to J.
Brian Morrison for providing us with sales and marketing of our products. We valued these shares at approximately $17.00 per share or an aggregate value of
$37,188.

In approximately May 2001, we issued 750 shares of our common stock to Witan
Trust which is controlled by Terry Pancake as trustee, for services rendered by
Terry Pancake as our Chief Financial Officer. We valued these shares at a price of approximately $110.00 per share or an aggregate value of $82,500.

In approximately May 2001, we issued 2,000 shares of our common stock to Douglas
Hewitt for providing us with sales and marketing of our products. We valued these services at approximately $25.14 per share or an aggregate value of
$50,271.

In approximately May 2001, we issued 875 shares of our common stock to G. Bryan
Thomas for services rendered to us by G. Bryan Thomas as a member of our Board of Directors. We valued these services at approximately $17.00 per share or an aggregate value of $14,875.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of 5% or more of our common stock, or family member of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

PART IV

Exhibits and Reports on Form 8-K

(a)      Exhibits
 3.1     Articles of Incorporation of 3045 Corporation dated October 26, 1999.(1)
 3.2     Bylaws of 3045 Corporation dated October 25, 1999.(2)
10.1     Assignment dated February 27, 2003.
13.1     Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed on May 21, 2001.
13.2     Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on April 4, 2002.
13.3     Quarterly Report on Form 10-QSB for the quarter ended September 30,
         2001, filed on April 4, 2002.
99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045
Corporation's Form SB-2 registration statement, file # 333-94265.
(2) Denotes previously filed exhibits: filed on January 7, 2000 with 3045
Corporation's Form SB-2 registration statement, file # 333-94265.

(b)      Reports on Form 8-K.
         None.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the
"Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our President/Principal Executive
Officer, Lam Ko Chau. Based upon that evaluation, our President/Principal
Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange
Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President/Principal
Executive Officer, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LISKA BIOMETRY, INC.
(Registrant)

Dated: May 27, 2003

/s/ Lam Ko Chau
By: Lam Ko Chau, President (Principal Executive Officer), Principal Financial
Officer, Principal Accounting Officer, Secretary, Chairman of the Board

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 27, 2003

/s/ Lam Ko Chau
By: Lam Ko Chau, President (Principal Executive Officer), Principal Financial
Officer, Principal Accounting Officer, Secretary, Chairman of the Board

    CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lam Ko Chau, certify that:

1. I have reviewed this annual report on Form 10-KSB of Liska Biometry, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Liska
Biometry, Inc. as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Liska
Biometry, Inc. and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to Liska Biometry, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of Liska Biometry, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to Liska Biometry,
Inc.'s auditors and the audit committee of Liska Biometry, Inc.'s board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Liska  Biometry, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
     and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Liska  Biometry, Inc.'s internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

/s/ Lam Ko Chau
Lam Ko Chau

President (Principal Executive Officer), Principal Financial Officer, Principal
Accounting Officer, Secretary, Chairman of the Board

