Form 10QSB
period 2002-03-31
LISKA BIOMETRY INC
filed 2003-05-30
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                         Commission File No. 333-94265

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

                                  (613)837-1909
                           (Issuer's telephone number)

State whether Registrant has filed all reports required to be filed by
Section 13 or  15(d) of the Securities Exchange Act of 1934 during the preceding 12 months: Yes [ ]  No [X]; and has been subject to such filing requirements for the past 90 days: Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

On May 27, 2003, we had 9,898,275 shares of our common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Notes to Financial Statements...........................................6-7

  Item 2 - Management's Discussion and Analysis or Plan of Operations........8

  Item 3 - Controls and Procedures..........................................10

PART II - OTHER INFORMATION

                                      -2-

                         PART I - FINANCIAL INFORMATION

Financial Statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

Assets

Current assets:
      Total current assets                                   $       -
                                                             ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                     $    133,506
   Due to investors                                                35,000
                                                             ------------
          Total current liabilities                               168,506
                                                             ------------
Stockholders' (deficit):
   Preferred stock, no par value,
      10,000,000 shares authorized
   Common stock, no par value,                                       -
      100,000,000 shares authorized,
      9,898,275 shares issued and outstanding                     646,177
   Additional paid in capital                                   1,049,825
  (Deficit) accumulated during the development stage           (1,864,508)
                                                             ------------
                                                                 (168,506)
                                                             ------------
                                                             $       -
                                                             ============

      See the accompanying notes to the consolidated financial statements.
                                      -3-

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended March 31, 2001 and 2002 and
                  Inception (August 1, 2000) to March 31, 2002
                                   (Unaudited)

                                                 Three Months    Three Months     Inception
                                                     Ended           Ended           to
                                                March 31, 2001  March 31, 2002  March 31, 2002
                                                --------------  --------------  --------------
Sales                                           $       8,000   $        -      $       8,000

Cost of goods sold                                        892            -                892
                                                --------------  --------------  --------------
Gross profit                                            7,108            -              7,108

Operating expenses:
   Impairment of license                               58,812            -             58,812
   Selling, general and administrative expenses     1,626,868          10,507       1,813,054
                                                --------------  --------------  --------------
                                                    1,685,680          10,507       1,871,866
                                                --------------  --------------  --------------
(Loss) from operations                             (1,678,572)        (10,507)     (1,864,758)
                                                --------------  --------------  --------------
Other income (expense):
  Other income                                           -               -                250
                                                --------------  --------------  --------------
Net (loss)                                      $  (1,678,572)  $     (10,507)  $  (1,864,508)
                                                ==============  ==============  ==============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                 559,998       9,898,275         843,227
                                                ==============  ==============  ==============
  Net (loss) per share                          $       (3.00)  $       (0.00)  $       (2.21)
                                                ==============  ==============  ==============

      See the accompanying notes to the consolidated financial statements.
                                      -4-

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2001 and 2002 and
                  Inception (August 1, 2000) to March 31, 2002
                                   (Unaudited)

                                                 Three Months    Three Months     Inception
                                                     Ended           Ended           to
                                                March 31, 2001  March 31, 2002  March 31, 2002
                                                --------------  --------------  --------------
Cash flows from operating activities:
Net cash (used in) operating activities         $     (41,966)  $        -      $     (78,000)
                                                --------------  --------------  --------------
Cash flows from investing activities:
Net cash (used in) investing activities                  -               -            (50,000)
                                                --------------  --------------  --------------
Cash flows from financing activities:
Net cash provided by financing activities              42,000            -            128,000
                                                --------------  --------------  --------------
Net increase (decrease) in cash                            34            -               -

Beginning - cash balance                                 -               -               -
                                                --------------  --------------  --------------
Ending - cash balance                           $          34   $        -      $        -
                                                ==============  ==============  ==============
Supplemental cash flow information:
  Cash paid for income taxes                    $        -      $        -      $        -
                                                ==============  ==============  ==============
  Cash paid for interest                        $        -      $        -      $        -
                                                ==============  ==============  ==============
Non cash investing and financing activities:
  Common stock issued for license               $        -      $        -      $      47,500
                                                ==============  ==============  ==============
  License acquired in exchange for payable      $        -      $        -      $   1,450,000
                                                ==============  ==============  ==============
  Write off of license and related payable      $        -      $        -      $   1,450,000
                                                ==============  ==============  ==============
  Common stock issued to settle investor loans  $        -      $        -      $     205,200
                                                ==============  ==============  ==============

      See the accompanying notes to the consolidated financial statements.
                                      -5-

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)
(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,
2001, and for the year then ended and the period from inception (August 1, 2000)
to December 31, 2000 and 2001, including notes thereto included in the Company's
Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)  Income Taxes

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
                                                  ----
                                                    -
                                                  ====

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $1,800,000 subject to any restrictions because of the change in ownership described in Note 5). This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $600,000 relating to the operating loss carryforward has been fully reserved at March 31, 2002.

(4)  Commitments and Contingencies

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933.
Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor"
exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations.

During the periods covered by these financial statements the Company entered into several employment, consulting and other agreements with third parties.
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

(5)  Stockholders' (Deficit)

During March 2002 the Company issued 9,000,000 shares of its common stock for services valued at $9,000 to a significant shareholder. In addition, the Company issued 2,404 shares of its common stock for services valued at $2 to a director.
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

(6)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2002 and the period from inception to
March 31, 2002, the Company incurred a net losses of $10,507 and $1,864,508 and has working capital and stockholders' deficits of $168,506 at March 31, 2002. In addition, the Company has no revenue generating operations.

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

Plan of Operations

We have no cash resources from which to conduct any operations or pursue a prospective business plan. As of March 31, 2002, we had not determined what business we would engage in and, as a result, we cannot determine what our capital expenditures will be over the next 12 months. As of March 31, 2002 and as of May 27, 2003, we had $0 of cash; accordingly, we will be unable to fund any potential operations from our current cash position, which is $0. Although our President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our Plan of Operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our
Plan of Operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail any potential Plan of Operations which would negatively impact development of any potential brand name and reputation. In the event that we do not receive financing or our financing is inadequate to enable us to conduct potential operations, we may have to liquidate our business and undertake any or all of the following actions:

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
                                      -8-

OUR OPERATIONS FROM OUR INCEPTION TO MARCH 31, 2002:
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

LIQUIDITY AND CAPITAL RESOURCES:
As of March 31, 2002 and as of May 27, 2003, we had limited cash resources of
$0. We do not have any other internal sources of working capital. As of May 27,
2003, all required administrative expenses are being paid by our President.

We did not receive any revenues during the 12 months ended March 31, 2002. We do not anticipate earning revenues, if any, until such time as we formulate and accomplish our Plan of Operations in the fingerprint encoding and authentication business. Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

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

RESULTS OF OPERATIONS:
We have never had revenues from operations. The losses accumulated since our inception were incurred for our formation and operating expenses. As of March
31, 2002, we had no business plan. As of approximately March 2002, in connection with our change of control, we decided to pursue a business plan consisting of providing fingerprint encoding and authentication services; however, to date, we have not accomplished any steps towards developing this business plan.

Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           Part II. OTHER INFORMATION

Legal Proceedings

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

Changes in Securities

          None

Defaults Upon Senior Securities

          None

Submission of Matters to a Vote of Security Holders

On March 26, 2002, our Directors unanimously approved the adoption of Articles of Amendment to our Articles of Incorporation (the "Amendment") to change our name to Liska Biometry, Inc. On March 26, 2002, our majority shareholder, Kojon
Biometrics Inc., executed a written consent approving the Amendment.

Other Information

          None

Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits

               None

          (b)  Reports on Form 8-K

We filed a Form 8-K on February 8, 2002 in connection with Item 5, Other Events and Regulation FD Disclosure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: May 27, 2003                        Liska Biometry, Inc.

                                                    By: /s/ Lam Ko Chau
                                                          Lam Ko Chau, President
                                                        Chief Financial Officer,
                                                and Principal Accounting Officer

    CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lam Ko Chau, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liska Biometry, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

/s/ Lam Ko Chau

Lam Ko Chau
Chief Financial Officer and Principal Accounting Officer

