Form 10QSB
period 2002-06-30
LISKA BIOMETRY INC
filed 2003-05-30
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Notes to Financial Statements..........................................6-7

  Item 2 - Management's Discussion and Analysis or Plan of Operations........8

  Item 3 - Controls and Procedures..........................................10

PART II - OTHER INFORMATION

                                      -2-

                         PART I - FINANCIAL INFORMATION

Financial Statements.

                           Liska Biometry, Inc.
                       (A Development Stage Company)
                        Consolidated Balance Sheet
                               June 30, 2002
                                (Unaudited)

Assets

Current assets:
      Cash                                                 $       165
                                                           ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                   $   133,506
   Due to investors                                             35,000
                                                           -----------
          Total current liabilities                            168,506
                                                           -----------

Stockholders' (deficit):
   Preferred stock, no par value,
       10,000,000 shares authorized
   Common stock, no par value,                                       -
      100,000,000 shares authorized,
      9,898,275 shares issued and outstanding                  646,177
   Additional paid in capital                                1,051,490
  (Deficit) accumulated during the development stage        (1,866,008)
                                                           -----------
                                                              (168,341)
                                                           -----------
                                                           $       165
                                                           ===========

      See the accompanying notes to the consolidated financial statements.
                                      -3-

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
          Three Months and Six Months Ended June 30, 2001 and 2002 and
                   Inception (August 1, 2000) to June 30, 2002
                                   (Unaudited)

                                Three Months   Three Months   Six Months     Six Months     Inception
                                   Ended          Ended          Ended          Ended           to
                               June 30, 2001  June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2002
                               -------------  -------------  -------------  -------------  -------------

Sales                          $           -  $           -  $       8,000  $           -  $       8,000

Cost of goods sold                         -              -            892              -            892
                               -------------  -------------  -------------  -------------  -------------
Gross profit                               -              -          7,108              -          7,108

Operating expenses:
   Impairment of license                   -              -         58,812              -         58,812
   Selling, general and
     administrative expenses         165,269          1,500      1,792,137         12,007      1,814,554
                               -------------  -------------  -------------  -------------  -------------
                                     165,269          1,500      1,850,949         12,007      1,873,366
                               -------------  -------------  -------------  -------------  -------------
(Loss) from operations              (165,269)        (1,500)    (1,843,841)       (12,007)    (1,866,258)
                               -------------  -------------  -------------  -------------  -------------
Other income (expense):
   Other income                            -              -              -              -            250
                               -------------  -------------  -------------  -------------  -------------
Net (loss)                     $    (165,269) $      (1,500) $  (1,843,841) $     (12,007) $  (1,866,008)
                               =============  =============  =============  =============  =============

Per share information -
    basic and fully diluted:
  Weighted average shares
       outstanding                   552,034      9,898,275        555,972      9,898,275      1,294,070
                               =============  =============  =============  =============  =============
  Net (loss) per share         $       (0.30) $       (0.00) $       (3.32) $       (0.00) $       (1.44)
                               =============  =============  =============  =============  =============

      See the accompanying notes to the consolidated financial statements.
                                      -4-

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2001 and 2002 and
                   Inception (August 1, 2000) to June 30, 2002
                                   (Unaudited)

                                                   Six Months     Six Months     Inception
                                                     Ended          Ended           to
                                                 June 30, 2001  June 30, 2002  June 30, 2002
                                                 -------------  -------------  -------------
Cash flows from operating activities:
Net cash (used in) operating activities          $     (41,964) $           -  $     (78,000)
                                                 -------------  -------------  -------------

Cash flows from investing activities:
Net cash (used in) investing activities                      -              -        (50,000)
                                                 -------------  -------------  -------------

Cash flows from financing activities:
Net cash provided by financing activities               42,000            165        128,165
                                                 -------------  -------------  -------------

Net increase (decrease) in cash                             36            165            165

Beginning - cash balance                                     -              -              -
                                                 -------------  -------------  -------------
Ending - cash balance                            $          36  $         165  $         165
                                                 =============  =============  =============

Supplemental cash flow information:
  Cash paid for income taxes                     $           -  $           -  $           -
                                                 =============  =============  =============
  Cash paid for interest                         $           -  $           -  $           -
                                                 =============  =============  =============

Non cash investing and financing activities:
  Common stock issued for license                $           -  $           -  $      47,500
                                                 =============  =============  =============
  License acquired in exchange for payable       $           -  $           -  $   1,450,000
                                                 =============  =============  =============
  Write off of license and related payable       $           -  $           -  $   1,450,000
                                                 =============  =============  =============
  Common stock issued to settle investor loans   $           -  $           -  $     205,200
                                                 =============  =============  =============

      See the accompanying notes to the consolidated financial statements.
                                      -5-

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,
2001, and for the year then ended, and the period from inception (August 1,
2000) to December 31, 2000 and 2001, including notes thereto included in the
Company's Form 10-KSB.

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
                                              ------
                                                 -

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $1,800,000 subject to any restrictions because of the change in ownership described in Note 5). This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $600,000 relating to the operating loss carryforward has been fully reserved at June 30, 2002.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2002 and the period from inception to June
30, 2002, the Company incurred a net losses of $12,077 and $1,866,008 and has working capital and stockholder deficits of $168,341 at June 30, 2002. In addition, the Company has no revenue generating operations.

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

Plan of Operations

We have no cash resources from which to conduct any operations or pursue a prospective business plan. As of June 30, 2002, we had not determined what business we would engage in and, as a result, we cannot determine what our capital expenditures will be over the next 12 months. As of June 30, 2002 and as of May 27, 2003, we had $0 of cash; accordingly, we will be unable to fund any potential operations from our current cash position, which is $0. Although our
President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our
President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us.
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
                                      -8-

OUR OPERATIONS FROM OUR INCEPTION TO JUNE 30, 2002:
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

LIQUIDITY AND CAPITAL RESOURCES:
As of June 30, 2002, we had limited cash resources of $165 and as of May 27,
2003, we had limited cash resources of $0. We do not have any other internal sources of working capital. As of May 27, 2003, all required administrative expenses are being paid by our President.

We did not receive any revenues during the 12 months ended June 30, 2002. We do not anticipate earning revenues, if any, until such time as we formulate and accomplish our Plan of Operations in the fingerprint encoding and authentication business. Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

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

RESULTS OF OPERATIONS:
We have never had revenues from operations. The losses accumulated since our inception were incurred for our formation and operating expenses. As of June
30, 2002, we had no business plan. As of approximately March 2002, in connection with our change of control, we decided to pursue a business plan consisting of providing fingerprint encoding and authentication services; however, to date, we have not accomplished any steps towards developing this business plan.

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

          None

Defaults Upon Senior Securities

          None

Submission of Matters to a Vote of Security Holders

          None

Other Information

          None

Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits

               None

          (b)  Reports on Form 8-K

We filed a Form 8-K on April 2, 2002 in connection with Item 1, Changes in
Control of Registrant, Item 5, Other Events and Regulation FD Disclosure, and
Item 6, Resignations of Registrant's Directors, to disclose the March 26, 2002 resignation of Lyndell Parks, the Company's President and Director, and Audra
Parks, the Company's Secretary, Treasurer and Director, and the appointment of
Lam Ko Chau as our President and Director to fill the vacancies As a result, Lam
Ko Chau became our sole Officer and Director.

We filed a Form 8-K on April 5, 2002 in connection with Item 4, Changes in
Registrant's Certifying Accountant, with an attached exhibit, Exhibit 16 -
Letter from Salberg & Company, P.A. dated April 4, 2002, to disclose that on
April 4, 2002, we changed accountants from Salberg & Company, P.A. to Stark
Winter Schenkein & Co., LLP.

We filed a Form 8-K on April 19, 2002 in connection with Item 5, Other Events and Regulation FD Disclosure, to disclose on March 28, 2002, our Board of
Directors approved a change of our name from FTLA, Inc. to Liska Biometry, Inc., and that our trading symbol had changed to "LSKA".

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

