Form 10QSB
period 2002-09-30
LISKA BIOMETRY INC
filed 2003-07-28
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                          Commission File No. 333-94265

                              LISKA BIOMETRY, INC.
       (Exact name of small business issuer as specified in its charter)

                          Florida                     061562447
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)    Identification Number)

               6066 Vineyard Drive, Ottawa, Ontario Canada K1C 2M5
               (Address of principal executive offices) (Zip Code)

                                 (613) 837-1909
              (Registrant's telephone number, including area code)

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

On September 30, 2002, we had 9,898,275 shares of common stock outstanding. As of July 24, 2003, there were 10,898,275 shares of our common stock outstanding.

             (The remainder of this page intentionally left blank.)

                                     INDEX
                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Notes to Financial Statements.....................................6-7

Item 2 - Management's Discussion and Analysis or Plan of Operations........8

Item 3 - Controls and Procedures..........................................10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................11
Item 2 - Changes in Securities............................................11
Item 3 - Default Upon Senior Securities...................................11
Item 4 - Submission of Matters to a Vote of Security Holders..............11
Item 5 - Other Information................................................11
Item 6 - Exhibits and Reports on Form 8-K.................................11

                         PART I - FINANCIAL INFORMATION>

Financial Statements

                           Liska Biometry, Inc.
                       (A Development Stage Company)
                        Consolidated Balance Sheet
                            September 30, 2002
                                (Unaudited)

Assets

Current assets:
      Cash                                                   $      137
                                                             ==============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                     $  143,506
   Due to affiliate                                                 690
   Due to investors                                              35,000
                                                             -------------
          Total current liabilities                             179,196
                                                             -------------

Stockholders' (deficit):
   Preferred stock, no par value,
       10,000,000 shares authorized
   Common stock, no par value,                                        -
      100,000,000 shares authorized,
      9,898,275 shares issued and outstanding                   646,177
   Additional paid in capital                                 1,052,990
  (Deficit) accumulated during the development stage         (1,878,226)
                                                             -------------
                                                               (179,059)
                                                             -------------
                                                             $      137
                                                             ==============

See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
       Three Months and Nine Months Ended September 30, 2001 and 2002 and
                Inception (August 1, 2000) to September 30, 2002
                                   (Unaudited)

                                                Three Months    Three Months   Nine Months     Nine Months     Inception
                                                  Ended           Ended           Ended          Ended            to
                                               Sept. 30, 2001  Sept. 30, 2002 Sept. 30, 2001 Sept. 30, 2002  Sept. 30, 2002
                                               --------------  -------------- -------------- --------------  --------------

Sales                                              $       -    $        -     $     8,000    $        -      $     8,000

Cost of goods sold                                         -             -             892             -              892
                                               --------------  -------------- -------------- --------------  --------------

Gross profit                                               -             -           7,108             -            7,108

Operating expenses:
   Impairment of license                                   -             -          58,812             -           58,812
   Selling, general and administrative expenses        1,127        12,218       1,793,264        24,225        1,826,772
                                               --------------  -------------- -------------- --------------  --------------
                                                       1,127        12,218       1,852,076        24,225        1,885,584
                                               --------------  -------------- -------------- --------------  --------------

(Loss) from operations                                (1,127)      (12,218)     (1,844,968)      (24,225)      (1,878,476)
                                               --------------  -------------- -------------- --------------  --------------

Other income (expense):
   Other income                                            -             -               -             -              250
                                               --------------  -------------- -------------- --------------  --------------

Net (loss)                                         $  (1,127)   $  (12,218)    $(1,844,968)   $  (24,225)     $(1,878,226)
                                               ==============  ============== ============== ==============  =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                537,752     9,898,275         545,031     9,898,275        1,784,426
                                               ==============  ============== ============== ==============  =============
  Net (loss) per share                             $  (0.00)    $   (0.00)     $    (3.39)    $   (0.00)      $    (1.05)
                                               ==============  ============== ============== ==============  =============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2001 and 2002 and
                Inception (August 1, 2000) to September 30, 2002
                                   (Unaudited)

                                                     Nine Months        Nine Months         Inception
                                                       Ended               Ended                to
                                                   Sept. 30, 2001      Sept. 30, 2002     Sept. 30, 2002
                                                   ---------------     ---------------    ---------------
Cash flows from operating activities:
Net cash (used in) operating activities            $ (41,964)          $     (718)        $   (78,718)
                                                   ---------------     ---------------    ---------------

Cash flows from investing activities:
Net cash (used in) investing activities                    -                    -             (50,000)
                                                   ---------------     ---------------    ---------------

Cash flows from financing activities:
Net cash provided by financing activities             42,000                  855             128,855
                                                   ---------------     ---------------    ---------------

Net increase (decrease) in cash                           36                  137                 137

Beginning - cash balance                                   -                    -                   -
                                                   ---------------     ---------------    ---------------

Ending - cash balance                              $      36           $      137         $       137
                                                   ===============     ===============    ===============
Supplemental cash flow information:
  Cash paid for income taxes                       $       -           $        -         $         -
                                                   ===============     ===============    ===============
  Cash paid for interest                           $       -           $        -         $         -
                                                   ===============     ===============    ===============

Non cash investing and financing activities:
  Common stock issued for license                  $       -           $        -         $    47,500
                                                   ===============     ===============    ===============
  License acquired in exchange for payable         $       -           $        -         $ 1,450,000
                                                   ===============     ===============    ===============
  Write off of license and related payable         $       -           $        -         $ 1,450,000
                                                   ===============     ===============    ===============
  Common stock issued to settle investor loans     $       -           $        -         $   205,200
                                                   ===============     ===============    ===============

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,
2001 and for the year then ended, and the period from inception (August 1, 2000)
to December 31, 2000 and 2001, including notes thereto included in the Company's
Form 10-KSB.

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
                                                        -----
                                                          -
                                                        =====

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $1,800,000 subject to any restrictions because of the change in ownership described in Note 5). This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $600,000 relating to the operating loss carryforward has been fully reserved at September 30, 2002.

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

(5)      Stockholders' (Deficit)

During January 2002 the Company issued 9,000,000 shares of its common stock for services valued at $9,000 to a significant shareholder. In addition, the Company issued 2,404 shares of its common stock for services valued at $2 to a director.
At the time of issuance there was no market for the Company's common shares and they were valued at management's estimate of the fair market value of the shares, which approximated the fair market value of the services provided.

During January 2002 this significant shareholder sold the 9,000,000 common shares representing a 91% interest in the Company to Kojon Biometrics, Inc.
resulting in a change of control of the Company.

(6)      Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2002 and the period from inception to
September 30, 2002, the Company incurred a net losses of $24,225 and $1,878,226 and has working capital and stockholder deficits of $179,059 at September 30,
2002. In addition, the Company has no revenue generating operations.

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

Plan of Operation
Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes including that our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing. For purposes of this plan of operations, Liska Biometry, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe,"
"expect," "may," "should," "anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business.

Since March of 2002, we have planned to develop a business plan to develop, manufacture, market and integrate computer-based products and services pertaining to the identification of individuals by employing "biometric"
technology. Biometric technology is the science involving the identification of individuals through the measurement of distinguishing biological characteristics. To date, we have conducted no research or development of our proposed fingerprint encoding and authentication business and we have developed no products. In addition, we have neither formulated nor commenced a Plan of
Operations pertaining to this business.

We have no cash resources from which to conduct any operations or pursue our proposed business plan. As of September 30, 2002 and as of July 28, 2003, we had
$0 of cash; accordingly, we will be unable to fund any potential operations from our current cash position, which is $0. Although our President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our Plan of Operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail any potential Plan of Operations which would negatively impact development of any potential brand name and reputation. In the event that we do not receive financing or our financing is inadequate to enable us to conduct potential operations, we may have to liquidate our business and undertake any or all of the following actions:

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

OUR OPERATIONS FROM OUR INCEPTION TO SEPTEMBER 30, 2002:
We are a development stage company that was formed to engage in the business of selling mortgage related products on the Internet. After a period of inactivity, in approximately late April 2001, we changed our business plan to engage in the marketing of a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities. On August 1, 2000, we licensed the marketing, sale, and distribution rights from Floran Technologies, Inc., the owner of certain cleaning process technologies for large-scale water and fluid treatment, filtering, and storage facilities. On April 30, 2001, Floran Technologies, Inc.
notified us that it was terminating the license agreement due to our default on payments we were required to make to it. As a result of the license termination, we became inactive.

We do not expect to generate any meaningful revenue or incur any significant operating expenses until such time that we formulate our Plan of Operations and begin meaningful operations in our proposed business of fingerprint encoding and authentication; however, we will continue to incur expenses pertaining to our periodic and other reporting obligations with the Securities and Exchange
Commission.

Liquidity and Capital Resources.
As of September 30, 2002, we had limited cash resources of $137 and as of July
28, 2003, we had limited cash resources of $0. We do not have any other internal sources of working capital. As of July 28, 2003, all required administrative expenses are being paid by our President.

We did not receive any revenues during the 12 months ended September 30, 2002.
We do not anticipate earning revenues, if any, until such time as we formulate and accomplish our Plan of Operations in the fingerprint encoding and authentication business. Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

Since our inception, our operating expenses have exceeded our revenues, which has been $0. At the present time, we have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our future Plan of Operations and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity securities which is subject to the following significant risks: (a) there can be no assurance that equity financing will be available as needed or on terms favorable to the Company; and (b) equity financing may dilute the ownership of our Shareholders. We currently have no firm commitments from any party to provide us with any additional working capital or any type of financing. If we do not have sufficient working capital, it is likely that we will have to cease operations.

RESULTS OF OPERATIONS:
We have never had revenues from operations. The losses accumulated since our inception were incurred for our formation and operating expenses. As of
September 30, 2002,we had not formulated a specific business plan pertaining to our proposed fingerprint encoding and authentication business. As of approximately March 2002, in connection with our change of control, we decided to pursue a business plan consisting of providing fingerprint encoding and authentication services; however, to date, we have not accomplished any steps towards developing this business plan.

Controls and Procedures
The Company's Principal Executive Officer and Principal Financial Officer
evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART II

Legal  Proceedings
Lyndell Parks, our former President and Director, is a defendant in a civil action brought by the United States Securities and Exchange Commission, in the
United States District Court, Central District of Illinois, Springfield
Division, SEC v Gorsek et al., Case No. 99-3072 (1999). On or about April 23,
2001, in connection with this matter, Mr. Parks, without admitting or denying the allegations contained in the Complaint, consented to an order enjoining him from violating the anti-fraud provisions of the federal securities laws, specifically, Section 17(b) of the Securities Act of 1933 and Section 10(b) and
Rule 10b-5 of the Securities Exchange Act of 1934. On September 9, 2002, the
Court ordered Mr. Parks to pay $105,000 in disgorgement of profits, plus prejudgment interest of $35,000 and a civil penalty of $10,000.

Changes in Securities
None.

Defaults Upon Senior Securities
None.

Submission of Matters to a Vote of Security Holders
None.

Other Information
None.

Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits
None

(b)  Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2003

Liska Biometry, Inc.

By: /s/ Lam Ko Chau
        Lam Ko Chau, President, Chief Financial Officer and Principal Accounting
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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: July 28, 2003

By: /s/ Lam Ko Chau
        Lam Ko Chau, President, Chief Financial Officer and Principal Accounting
        Officer

