Form 10KSB
period 2002-12-31
LISKA BIOMETRY INC
filed 2003-07-28
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                             Commission file number:
                                    333-94265

                              LISKA BIOMETRY, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                                Florida 061562447
                      ------------------------------------
                 State or other jurisdiction of I.R.S. Employer
                Incorporation or organization Identification No.

                               6066 Vineyard Drive
                         Ottawa, Ontario Canada K1C 2M5
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (613-837-1909)
                                 --------------
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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of December 31, 2002 was approximately $0 based upon the average bid and ask price as reported on the Over the Counter Market as of December 31, 2002.

As of December 31, 2002, there were 9,898,275 shares of our common stock issued and outstanding. As of July 28, 2003, there were 10,898,275 shares of our common stock issued and outstanding.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Transactional Small Business Disclosure Format (check one)
Yes [ ]            No [X]

             (The remainder of this page intentionally left blank.)

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002

PART I

Item 1           Description of Business                                          4
Item 2           Description of Property                                         17
Item 3           Legal Proceedings                                               18
Item 4           Submission of Matters to a Vote of Security Holders             18

PART II

Item 5           Market for Common Equity and Related Stockholder Matters        18
Item 6           Management's Discussion and Analysis or Plan of Operation       21
Item 7           Financial Statements                                            26
Item 8           Changes in and Disagreements With Accountants on Accounting     27
                 and Financial Disclosure

PART III

Item 9           Directors, Executive Officers, Promoters and Control Persons;   27
                 Compliance With Section 16(a) of the Exchange Act
Item 10          Executive Compensation                                          29
Item 11          Security Ownership of Certain Beneficial Owners and Management  29
Item 12          Certain Relationships and Related Transactions                  30
Item 13          Exhibits and Reports on Form 8-K                                31

             (The remainder of this page intentionally left blank.)

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
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties including the following: (a) Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing; if we fail to do so, we will be forced into liquidation and you will lose your entire investment; (b) Because we have no operating history pertaining to our biometrics based business, it will be difficult for you to evaluate our business and financial prospects; (c) We have no products and we have no revenues; (d) Our business is a new business, which subjects us to financial and operational risks; (e) Our operations are subject to all of the risks inherent in a new business enterprise; (f) We are an early stage business in a new and rapidly evolving market; (g) If we fail to keep pace with the rapidly changing market of fingerprint identification, our revenues and financial condition will be negatively affected; (h) We may be unable to overcome competitive forces in industry; (i) We are subject to substantial regulation; (j) We face patent protection risks; (k) All of our management decisions are made by our sole officer and director, Lam Ko Chau; (l) Our management has significant control over stockholder matters; (m) Our operations are subject to possible conflicts of interest; and (n) There is no trading market for our common stock and a trading market may never develop.

DESCRIPTION OF BUSINESS
ORGANIZATIONAL BACKGROUND AND HISTORY
We are a development stage company that was incorporated in the State of Florida on October 26, 1999. We are authorized to issue 100,000,000 shares of common stock. As of July 28, 2003, there were 10,898,275 shares of our common stock outstanding. We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are currently located at 6066 Vineyard Drive,
Ottawa, Ontario Canada K1C 2M5. Our telephone number at this address is
(613)837-1909.

We are a development stage company. We have earned no revenues since our inception. In addition, we have sustained losses since our inception.

BUSINESS DEVELOPMENT:
On October 26, 1999, we were incorporated in the State of Florida under the name
3045 Corporation to sell mortgage related products on the Internet.

In January 2001, we acquired all of the issued and outstanding common shares of
H2O International, Inc. from its shareholders, in exchange for 500,042 shares of our common stock (approximately 83% of our issued and outstanding shares after this issuance), so that we could obtain H2O International, Inc.'s licensing rights to a cleaning process technology for large-scale water and fluid treatment, filtering, and storage facilities, which H2O International, Inc. had obtained from Floran Technologies, Inc. In connection with the acquisition of
H2O International, Inc., the following occurred:
o We changed our name to Floran International, Inc. to reflect our new proposed business plan based upon the licensing rights held by H2O International, Inc.;
o Kim Naimoli, our sole officer and director and our majority shareholder, resigned all positions she held with us and sold an aggregate of 925,000 shares of our common stock to Michael Mitchell, Todd Moore and Apollo Holdings LLC,
which is owned by Chris Bonzini, in exchange for aggregate proceeds of $425,000;
o In January 2001, we appointed Lyndell F. Parks, Frederick J. Jarosz, Terry L.
Pancake, Dennis Gordon, Dr. Javaid Sheik, and G. Bryan Thomas to our Board of
Directors. We appointed Frederick J. Jarosz as our President; and
o We enacted a ten (10) share for one (1) share forward split of our common stock so that our shareholders as of January 9, 2001 received ten (10) shares of our common stock for each share held.

On April 30, 2001, Floran Technologies, Inc. notified us that we were in default of our license agreement for failure to make required payments, and Floran terminated our license agreement. On June 26, 2001: (a) we changed our name to
FTLA, Inc.; (b) we abandoned our business plan which had been based on the license agreement; and (c) Floran Technologies, Inc. returned 90,000 shares to us which we had issued to it as a shareholder in connection with our purchase of
H2O International, Inc.'s licensing rights.

On May 10, 2001 we enacted a one hundred (100) for one (1) reverse split of our common stock. From May of 2001 until March of 2002 we were inactive.

On March 26, 2002, Paragon Management and Marketing, Inc., our majority shareholder at the time, sold 9,000,000 shares of our common stock to Kojon
Biometrics, Inc., a Canadian Corporation, in exchange for $100,000. Of this amount, Kojon Biometrics, Inc. paid $40,000 in cash. Paragon Management and
Marketing, Inc. exchanged the remaining balance due for 100,000 shares of Kojon
Biometric, Inc's common stock. Lam Ko Chau, our President and sole director, is the majority shareholder of Kojon Biometrics, Inc. through his ownership of
3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau is the President and a Director of Kojon Biometrics, Inc. As a result of the transaction: o Kojon Biometrics, Inc. then held 9,000,000 shares of our common stock which represented approximately ninety-one percent (91%) of our common stock; o Lyndell Parks, our then President and Director, and Audra Parks, our then Secretary, Treasurer and Director, resigned all positions they held with us and appointed Lam Ko Chau as our President and sole member of our Board of
Directors to fill the vacancies created by their resignations; and o We changed our name to Liska Biometry, Inc. to reflect our new proposed business plan of fingerprint encoding and authentication.

Since the March 26, 2002 stock sale to Kojon Biometrics, Inc. Lam Ko Chau has been our controlling shareholder, President, and sole director.

At the time of the purchase of the 9,000,000 shares by Kojon Biometrics, Inc.,
Lam Ko Chau was an officer, director and the majority shareholder of Kojon
Biometrics, Inc. through his ownership of 3,500,000 shares or sixty percent
(60%) of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau, our President, founded Kojon Biometrics, Inc. and has been its President and Chief Executive
Officer since April 17, 2001. On April 5, 2003, Kojon Biometrics, Inc.
distributed the 9,000,000 shares of our common stock it had purchased on March
26, 2002 to its fifteen (15) shareholders.

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
International Patent Application PCT/CA02/01274, entitled "Method and System for
Fingerprint Encoding and Authentication" with the World Intellectual Property
Organization. The World Intellectual Property Organization, headquartered in
Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. As of July 28, 2003, none of these patent applications have been approved. On February 27, 2003, our
President, Lam Ko Chau, assigned the right, title and interest to all of these
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

On August 8, 2002, we entered into an agreement with Lane Capital Markets, LLC, a Connecticut limited liability company (LCM") whereby LCM agreed to provide us with consulting, and investment banking services until August 8, 2003. We agreed to pay LCM an initial fee of $5,000 upon execution of the agreement and a monthly fee of $5,000 for twelve months. In addition, we agreed to issue LSM
1,000,000 shares of our common stock, if LCM provided us with sufficient capital or resources to develop our products on or before August 8, 2003. We also agreed to pay LCM ten percent of any funds raised by them. Because we had insufficient funds to pay LCM the cash portion of their fees and they had provided us with certain consulting services, on June 20, 2003, we entered into a revised agreement with LCM, which released both parties from all terms, conditions and obligations set forth under the August 8, 2002 agreement. In accordance with the terms of the June 20, 2003, agreement, we issued 1,000,000 shares of our restricted common stock to LCM and LCM released us from the obligation to pay outstanding cash fees of $65,000, represented by the initial fee of $5,000 and the $5,000 monthly fee for twelve months.

On July 3, 2003, we entered into an non-exclusive agreement with Oftring &
Company, Inc., a Massachusetts Corporation ("Oftring"). Under the terms of this agreement, Oftring agreed to assist us in obtaining equity financing in an amount not to exceed $600,000. In exchange for the services to be provided to us by Oftring, we agreed to pay Oftring twelve percent (12%) of any funds raised by them and warrants to purchase shares of common stock equal to twelve percent
(12) percent of any cash raised by Oftring. This agreement expires on July 3,
2004.

We are subject to the following risks:
OUR ABILITY TO CONTINUE AS A GOING CONCERN IS CONTINGENT UPON OUR ABILITY TO
ATTAIN PROFITABLE OPERATIONS AND SECURE FINANCING; IF WE FAIL TO DO SO, WE WILL
BE FORCED INTO LIQUIDATION AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.
Our independent auditors, Stark Winter Schenkein & Co. LLP, have issued their report and opinion regarding our balance sheet as of December 31, 2002, and related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2001, expressing substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2002 and the period from our inception to December 31, 2002, we incurred net losses of
$40,746 and $1,894,747. In addition, we had working capital and stockholders deficits of $193,580 at December 31, 2002. Accordingly, our ability to continue as going concern is contingent upon our ability to attain profitable operations and secure financing and must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive forces in which we operate. Although we will attempt to obtain equity financing for our operations, if we fail to do so, we may be unable to pay our obligations, pursue our Plan of Operations, or attain revenue producing operations, and we will be forced into liquidation, in which case you will lose your entire investment.

BECAUSE WE HAVE NO OPERATING HISTORY PERTAINING TO OUR BIOMETRICS BASED
BUSINESS, IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND FINANCIAL
PROSPECTS.
We have no  products  and we have no  revenues.  In  addition,  although we have formulated our Plan of Operations, we cannot implement a biometrics based business into our operations until we have adequate financing. Because we have not implemented our Plan of Operations, you will have difficulty evaluating our business and future prospects.

OUR BUSINESS IS A NEW BUSINESS, WHICH SUBJECTS US TO FINANCIAL AND OPERATIONAL
RISKS.
Our operations are subject to all of the risks inherent in a new business enterprise. We currently have no revenues or products and we have no operating history. As a new business enterprise, we are subject to risks of cash shortages, substantial product development expenses and increasing losses. We do not anticipate positive cash flow at any time in the foreseeable future; even if we obtain cash flow, we cannot give assurances that we will be operating at break-even levels at that time or in the future.

FUTURE GROWTH BEYOND PRESENT CAPACITY WILL REQUIRE SIGNIFICANT EXPENDITURES FOR
EXPANSION, MARKETING AND RESEARCH AND DEVELOPMENT.
We are an early stage business in a new and rapidly evolving market, which makes it difficult for investors to determine whether we will accomplish our objectives. We have not even begun our biometrics business and it will not become operational until we receive adequate funding, if ever. As a result, we have no operating history on which you may base an evaluation of our business and prospects. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties we will face as an early stage business, given that we operate in new and rapidly evolving markets and that we are using a new and unproven business model. These risks may include our potential inability to reach profitability and our lack of operating history.

IF WE FAIL TO KEEP PACE WITH THE RAPIDLY CHANGING MARKET OF FINGERPRINT
IDENTIFICATION, OUR REVENUES AND FINANCIAL CONDITION WILL BE NEGATIVELY
AFFECTED.
We believe that the market for our potential products is rapidly changing with evolving industry standards. Our future success will depend in part upon our ability to introduce new products and features to meet changing customer requirements and emerging industry standards. There can be no assurance that we will successfully complete the development of future products or that our current or future products will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect our business. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.

WE MAY BE UNABLE TO OVERCOME COMPETITIVE FORCES IN INDUSTRY, WHICH WOULD
NEGATIVELY AFFECT OUR OPERATIONS AND OUR ABILITY TO GENERATE REVENUES.
We are in competition with numerous competitors in the fingerprint identification field. These companies offer technologies for the same purposes to which we plan to develop and market our technologies. These companies have substantially greater financial and other resources available to them. There can be no assurance that we can compete successfully with such other companies.
Competitive pressures or other factors could cause us to lose market share if it develops at all, or result in significant price erosion, either of which would have a material adverse effect on our results of operations. For further information regarding our competition, please see page 16 of this Form 10-KSB.

WE ARE SUBJECT TO SUBSTANTIAL REGULATION WHICH MAY INCREASE OUR COSTS AND
NEGATIVELY AFFECT OUR POTENTIAL PROFITABILITY.
Our operations may be subject to varying degrees of federal, state or local laws and regulations. Our operations may be subject to federal, state and local laws and regulations controlling the development of technologies. Any of these regulations may increase our costs and negatively affect our potential profitability.

WE FACE PATENT PROTECTION RISKS THAT MAY NEGATIVELY AFFECT OUR BRAND NAME
REPUTATION, REVENUES AND POTENTIAL PROFITABILITY.
Even though we have applied for patent protection of a method and system for fingerprint encoding and authentication with the United States Patent and
Trademark Office, that government agency may never approve of this patent. Our patent may violate the proprietary rights of others which may subject us to damage awards or judgments prohibiting the use of our technology. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property. In addition, if we fail to provide adequate proprietary protection, our names, our brand name reputation, revenues and potential profitability may be negatively affected.

ALL OF OUR MANAGEMENT DECISIONS ARE MADE BY OUR SOLE OFFICER AND DIRECTOR, LAM
KO CHAU; IF WE LOSE HIS SERVICES, WE WILL HAVE TO CEASE OUR OPERATIONS.
The success of our business is dependent upon our sole officer and director, Lam
Ko Chau, and his services are essential to our operations. As such, we must rely solely on his management decisions. We do not have "key man" life insurance with
Mr. Chau and we have no agreement with Mr. Chau that would prevent him from leaving us. There is no assurance that we would be able to hire and retain other management if we lose the services of Mr. Chau. As a result, the loss of Mr.
Chau would have a materially adverse affect upon our business.

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OVER STOCKHOLDER MATTERS, WHICH MAY
AFFECT THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE OUR ACTIVITIES.
Our sole officer and director, Lam Ko Chau, owns approximately fifty-six percent
(56%) of our outstanding common stock. As such, Mr. Chau controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. Chau could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

OUR OPERATIONS ARE SUBJECT TO POSSIBLE CONFLICTS OF INTEREST; THERE ARE NO
ASSURANCES THAT WE WILL RESOLVE THESE CONFLICTS IN A MANNER FAVORABLE TO OUR
MINORITY SHAREHOLDERS.
Our sole officer and director is currently involved in other business activities, including his position as President of Kojon Biometrics, Inc., and
President of Oscan Electro-Optics Inc. Mr. Chau may be involved in future business activities. In addition, if other business opportunities become available, Mr. Chau may face a conflict in selecting between our business objectives and his own. We have not formulated a policy for the resolution of such conflicts. Future transactions or arrangements between or among our officers, directors and shareholders, and companies they control, may result in conflicts of interest, which may have an adverse affect on the rights of minority shareholders, our operations and our financial condition.

THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AND A TRADING MARKET MAY NEVER
DEVELOP, WHICH MAY PREVENT YOU FROM SELLING YOUR SHARES AND MAY RESULT IN THE
LOSS OF YOUR ENTIRE INVESTMENT.
Our common stock was delisted from the OTC Bulletin Board in October 2001. Our stock is now quoted on the Gray Sheets and there is no trading market for our common stock. In addition, because we are subject to the penny stock rules by the Securities and Exchange Commission that requires brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks, there may be a reduction in the trading activity of our common stock. As a result, you may find it difficult to sell your shares of our common stock. If we fail to develop a trading market for our common stock, you will be unable to sell your shares.

BECAUSE OUR STOCK IS A PENNY STOCK FOR WHICH THERE IS AND MAY NEVER BE A MARKET,
ANY INVESTMENT IN OUR STOCK IS A HIGH-RISK INVESTMENT AND IS SUBJECT TO
RESTRICTIONS ON MARKETABILITY; YOU MAY BE UNABLE TO SELL YOUR SHARES.
Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange
Commission. Penny stocks, like shares of our stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our stock may find it difficult to sell their shares.

REVENUES:
From our inception to date, we have had no revenues.

OUR CUSTOMERS:
As of December 31, 2002, and as of the date of this Form 10-KSB, we have had no customers. Although we plan to engage in the fingerprint encoding and authentication business, there are no assurances that we will develop any customers for our products. Because our customers potentially include United
States government agencies, including branches of the United States military, there is a risk that we will become dependent upon one or a few customers.

GEOGRAPHIC MARKETS:
As of December 31, 2002, and as of the date of this Form 10-KSB, we have not developed our marketing plan or the products for our proposed fingerprint encoding and authentication business; as such, we are unable to determine what our geographic markets will be.

TARGET MARKETS:
Our target markets include the following:
Government
Our target markets include federal, state, and local government agencies, including:
o        All branches of the United States military;
o        Federal Bureau of Investigation;
o        Office of Homeland Security;
o        Immigration and Naturalization Service;
o        Local police and sheriff's departments;
o        Department of Defense Biometrics Management Office and Joint
         Interoperability Test Command;
o        United States Army Communication Electronics Command;
o        National Security Agency;
o        Justice Department Management Office;
o        Airport authorities;
o        State corrections departments;
o        State judiciary departments;
o        Education departments; and
o        State Probation and Parole departments.

Corporations
o        Financial institutions;
o        Child care;
o        Securities and gaming agencies; and
o        Large retail organizations.

MARKETING:
As of July 28, 2003, we had not developed a marketing program for our proposed fingerprint encoding and authentication operations; however, our plan is to hire a Chief Operating Officer and Director of Sales and Marketing to direct our sales activities. If and only if we have our prototype product built and we complete the initial beta testing, we may hire additional sales associates to conduct direct sales.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS:
We will rely upon third party manufacturers to manufacture our computer technology components that comprise our fingerprint scanners and other products.
As such, we do not anticipate being dependent upon raw materials or suppliers for our proposed fingerprint encoding and authentication operations.

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
International Patent Application PCT/CA02/01274, entitled "Method and System for
Fingerprint Encoding and Authentication" with the World Intellectual Property
Organization. The World Intellectual Property Organization, headquartered in
Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. As of July 28, 2003, none of these patent applications have been approved. On February 27, 2003, our
President, Lam Ko Chau, assigned the right, title and interest to all of these patent applications to us for consideration of $1.

Additionally, our technology applied for in our patent may be challenged and our use of the technology could be prohibited. If we are not able to obtain patents or protect our proprietary technology our proposed business will be adversely affected.

Our ability to compete in the biometrics industry will depend on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We will rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights; however, there are no assurances that we will have adequate protection of our proprietary rights or that our proprietary rights will not be challenged. The loss or circumvention of our proprietary rights would have a material adverse affect upon our operations and financial condition.

COMPETITION:
The markets for our potential products are increasingly competitive. Our competitors have substantially longer operating histories, greater name recognition, larger customer bases and greater financial and technical resources than us. Because we are financially and operationally smaller than our competitors, we will encounter difficulties in capturing market share. Our competitors are able to conduct extensive marketing campaigns and create more attractive pricing of their target markets than we are. In addition, we do not have an established brand name or reputation while our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, our markets are characterized by rapid technological change, which lead to frequent introductions of new features in products to respond to changing consumer needs and preferences. Our competitors will have greater financial and operational resources by which to respond to these consumer needs and preferences. At the present time, we have not formulated a plan to overcome the competitive advantages of our competitors, and we will not do so until we develop our product or products.

REGULATORY MATTERS/EFFECT OF EXISTING GOVERNMENTAL REGULATIONS:
As of December 31, 2002 and through the date of this Form 10-KSB, we were not subject to government regulations pertaining to our business. Our future operations will be subject to extensive and ever changing federal, state and local laws and regulations.

COST OF COMPLIANCE WITH ENVIRONMENTAL MATTERS:
As of December 31, 2002 and through the date of this Form 10-KSB, we were not subject to environmental regulations or costs. Because the fingerprint encoding and authentication business does not involve the emission of pollutants or other dangerous substances, we do not anticipate being subject to environmental regulations or costs relating to our proposed fingerprint encoding and authentication operations.

RESEARCH AND DEVELOPMENT:
During Fiscal Year 2002 and through the date of this Form 10-KSB, we spent no funds on research and development.

EMPLOYEES:
As of December 31, 2002 and the date of this Form 10-KSB, our only employee is our sole officer and director, Lam Ko Chau.

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

DESCRIPTION OF PROPERTY:
During the fiscal year ended December 31, 2002, our executive offices were located at 501 W. Monroe, Springfield, Illinois, which was the office of Paragon
Management and Marketing, Inc. Our then President/Director, Lyndell Parks, was the President of Paragon Management and Marketing, Inc. We occupied 1100 square feet of space in Paragon Management and Marketing, Inc.'s offices of approximately 2,500 square feet. Paragon Management and Marketing, Inc. did not charge us for occupying this space. These offices were sufficient to conduct our operations at that time.

During approximately April 2002, we moved our office to 6066 Vineyard Drive,
Ottawa, Ontario Canada K1C 2M5, which is the residence of our President, Lam Ko
Chau. We occupy 600 square feet of our President's residence which is exclusively used for our business purposes. Mr. Chau does not charge us for use of this space. Our offices are sufficient to conduct our operations and we have no future plans to operate from any other offices.

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

LEGAL PROCEEDINGS
There are no material legal proceedings pending or, to our knowledge, threatened against us.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We submitted one matter to a vote of our security holders during our fiscal year ended December 31, 2002. Specifically, on March 26, 2002, our Directors
unanimously approved the adoption of Articles of Amendment to our Articles of
Incorporation to change our name to Liska Biometry, Inc. On March 26, 2002, our majority shareholder, Kojon Biometrics Inc., executed a written consent approving the Amendment to our Articles of Incorporation.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock had been previously quoted on the OTC Bulletin Board under the symbol "LSKA". In October 2001, our common stock was delisted from the OTC
Bulletin Board for failure to file required periodic filings with the Securities and Exchange Commission. Since that time, our common stock has been listed on the "Gray Sheets." The high and low bid information for each quarter, if applicable, for the last fiscal year is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

Quarter                        High               Low

Fiscal Year Ended 12/31/01
First Quarter                  $3.75              $0.50
Second Quarter                 $0.50              $0.04
Third Quarter                  $0.025             $0.018
Fourth Quarter                 $0.01              $0.0001

Fiscal Year Ended 12/31/02
First Quarter                  $0.00              $0.00
Second Quarter                 $0.00              $0.00
Third Quarter                  $0.00              $0.00
Fourth Quarter                 $0.00              $0.00

Fiscal Year Ended 12/31/03
First Quarter                  $0.00              $0.00

We received the above stock information from an Internet-based website.

HOLDERS:
As of December 31, 2002, we had approximately 45 holders of record of our common stock. As of July 28, 2003, as a result of Kojon Biometrics, Inc.'s distribution of the 9,000,000 shares to its shareholders on that date, we have 65 holders of our common stock.

ISSUED AND OUTSTANDING STOCK:
As of December 31, 2002, there were 9,898,275 shares of common stock issued and outstanding. As of July 28, 2003, there were 10,898,275 shares of common stock outstanding held by 65 holders of record. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are issued and outstanding.

OPTIONS:
We have no outstanding options since our inception.

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

On January 1, 2002, we issued 9,000,000 shares of our common stock to Paragon
Management and Marketing, Inc. in exchange for consulting services rendered to
us. We valued these shares at an aggregate price of $9,000.

On January 1, 2002, we issued 2,404 shares of our common stock to G. Bryan
Thomas, our former director for services rendered to us as a member of our Board of Directors. We valued these shares at an aggregate price of $2.00.

Pursuant to the terms of a June 20, 2003 agreement, on June 26, 2003, we issued
1,000,000 shares of our common stock to Lane Capital Markets, LLC, in exchange for Lane Capital Markets, LLC releasing us from our obligation to pay their outstanding cash fees of $65,000 for consulting services they had previously rendered to us.

None of the above issuances involved underwriters, underwriting discounts, or commissions. We relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D in offering these shares. We believed these exemptions were available because: o We are not a blank check company; o
Total sales did not exceed $1,000,000; o All sales of our common stock to the above persons was made by our officers or directors; o Sales were not made by general solicitation or advertising; o Sales were made to persons with pre-existing relationships to the Company, our officers or directors; and o
Sales were made to investors who were either accredited investors or who represented that they were sophisticated enough to evaluate the risks of the investment.

FORWARD LOOKING STATEMENTS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. For purposes of this Management's Discussion and Analysis, the words "we" or "our" refer to Liska Biometry, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe,"
"expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including those risks summarized on pages 8-12 of this Form 10-KSB.

PLAN OF OPERATIONS
We plan to accomplish the following in our Plan of Operations over a period of
12 months. At the present time we do not have sufficient cash resources to conduct our Plan of Operations. Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $915,500 and will not commence until we receive such financing.

APPOINT EXECUTIVE MANAGEMENT TEAM
We will attempt to fill the following full-time executive management positions:
o        Chief Operating Officer;
o        Chief Financial Officer; and
o        Vice President - Sales & Marketing

We estimate that our annual salary expenditures for these positions will be
$198,000 composed of a salary of $48,000 for each of the above positions. In addition, our Chief Executive Officer's salary will be $54,000.

ENGAGE RESEARCH & DEVELOPMENT CONSULTANTS
We intend to utilize five consultants pertaining to our manufacturing, engineering and other research and development needs. These consultants will deliver solutions to the ongoing development of our products and services. The annual estimated costs associated with these consultants are $90,000.

HIRE ENGINEERING TEAM
We plan to hire the following positions that will comprise our engineering team that will develop our fingerprint technology: o 1 Chief Scientist; o 2 full-time software engineers; and o 1 full-time software/hardware engineer.

The annual salary costs associated with these positions is $120,000.

CAPITAL EXPENDITURES
We intend to purchase capital equipment for our research and development, which will consist primarily of computer hardware. The estimated cost of this equipment is approximately $12,500.

ENGAGE BUSINESS DEVELOPMENT CONSULTANTS
We intend to contract out our business development function to consultants who will assist our management to identify marketing opportunities for our products and services. The estimated annual expenditures for the business development consultants are $60,000.

RESEARCH AND DEVELOPMENT OF FINGERPRINT SCIENCE
We intend to study the relationship between a solid fingertip and its fingerprint impression, and the transfer of unique characteristics from the source to the samples. This research will be conducted by the engineering team that we hire, as referred to above under "Hire Engineering Team." The purpose of this research is to enhance the dependability of the fingerprint scanner device that we develop. The total expenditure for this study will be $5000.

DEVELOP AND INITIATE MARKETING EFFORT
Our Vice President of Marketing will survey the key markets, customers, use systems, planning initiatives and oversight bodies to develop a strategy for brand name recognition. Generally this strategy will include working with the following government agencies:
o        Department of Defense Biometrics Management Office and Joint Interoperability
         Test Command;
o        United States Army Communication Electronics Command;
o        National Institute for Standards in Technology;
o        National Security Agency; and o Justice Department Management Office.

In addition, we will acquire other market information and contacts by joining key industry group and hiring industry analysts. The annual cost associated with this marketing effort is $45,000.

DEVELOP SOFTWARE ALGORITHMS
We will use third party live-scan fingerprint scanners to develop our initial proprietary software algorithms. Our goal in this regard is to reach the proof of concept stage, illustrating the differentiating features of embedded software algorithms - that is, the capability to measure the stable content of a fingerprint image and to express it as a short numeric output. For a given legible and distinct fingerprint input, the output number is expected to be distinct from person to person. This aspect of our Plan of Operations will be accomplished by the team of engineers that we hire and will be headed by our
Chief Executive Officer, Lam Ko Chau. We estimate that the total expenditure for algorithm development will be $10,000.

DEVELOPMENT OF FINGERPRINT SCANNER PROTOTYPE
We will attempt to build our own scanner to specifications dictated by our patent-pending algorithms. We estimate the cost of outsourcing labor and materials to build this scanner will be approximately $100,000.

MANUFACTURING
We will pre-qualify prospective contract third party manufacturing firms to manufacture our fingerprint technology related products. We expect that most of the technological components of the fingerprint scanner can also be outsourced to third-party manufacturers.

We will also interview and hire a Director of Manufacturing who will be required to have a background in electro-optical and mechanical engineering. This
Director of Manufacturing will oversee the manufacturing process of our third party manufacturers to ensure quality control and that the manufacturing is accomplished according to our specifications. We intend to hire the Director of
Manufacturing at a maximum annual salary of $60,000.

TESTING OF PROTOTYPE
We will submit our prototype product to the following government regulatory agencies:
o        Department of Defense Biometrics  Management Office which provides testing and analysis of any biometric product that wishes to be considered by the Department of Defense;
o        National Institute for Standards and Technology which performs acceptance testing for the Department of Justice Management Division;
         and
o        Joint Interoperability Test Command which makes sure that persons, machines and computers across all branches of the military can communicate with each other.

We will also consult with commercial organizations that set standards in the commercial sector, including BioAPI Consortium, the International Biometrics
Group and the International Biometrics Industry Association. The purpose of our consultation with these organizations is to ensure that we design and build a system that: (a) meets customer needs in the fingerprint technology area on an up-to-date basis; (b) has the ability to operate and integrate two or more different systems such as the Federal Bureau of Investigation that uses a "10 rolled print" identification process and Immigration and Naturalization Service which uses a "2 index finger plain print" identification process; and (c) in order to meet Department of Defense regulations and criteria and interoperability guidelines.

An experienced Business Development Manager will be added in this phase as well as an Applications Engineer and Marketing Programs Manager. Compensation will include base salary, bonuses and stock options.

MARKETING
Marketing expenditures will focus on the broad dissemination of our test results. By using a biometrics knowledgeable public relations firm, we will attempt to increase our market recognition, provide promotional sampling of our products and target key customers. We will attempt to develop strategic partners to collaborate on our marketing and technological integration efforts. Such strategic partners may include the following: o Facial and eye recognition (iris and retina) system vendors; o Federal security suppliers and contractors; o
Military sourcing organizations; and o Other distribution channels that target military and commercial security markets.

We will use the following prospecting and marketing techniques:
o        Phone and meet with existing and retired military personnel, especially those that are or were employed by the Immigration and Naturalization
         Service, all branches of the United States military, the Federal Bureau of Investigation and the National Security Agency;
o        Determine from prospective and actual commercial and government clients what their existing needs and desires are regarding a biometric system;
         and
o        Use information from the following sources to determine trends in the commercial and government markets: (a) biometric organizations; (b) our own general market study; and (c) conduct research on the Internet regarding our competition.

The approximate expenditure for the second phase of our marketing campaign, including compensation, is $215,000.

SUMMARY OF ESTIMATED COSTS

Executive Management                                   $198,000.00
Research and Development Consultants                   $ 90,000.00
Engineering Team                                       $120,000.00
Capital Expenditures                                   $ 12,500.00
Business Development Consultants                       $ 60,000.00
Task: Research and Development of Fingerprint Science  $  5,000.00
Initiate Marketing Effort                              $ 45,000.00
Develop Software Algorithms                            $ 10,000.00
Development of FP Scanner Prototype                    $100,000.00
Manufacturing                                          $ 60,000.00
Marketing Campaign: Phase II                           $215,000.00
--------------------------------------------------------------------
TOTAL                                                  $915,500.00

REVENUES.
We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources".
Since our inception through December 31, 2002, and as of the date of this Form
10-KSB, we have earned no revenues. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $915,500, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES.
As of December 31, 2002, we had limited cash resources of only $615. We do not have any other internal sources of working capital. All required administrative expenses are currently being paid by our President. We did not receive any revenues during our Fiscal Year 2002 or thereafter. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of
Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

Since our inception, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued
implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

We have no alternative Plan of Operations. In the event that we do not receive financing, if our financing is inadequate or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions: o Sell or dispose of our assets, if any; o Pay our liabilities in order of priority, if we have available cash to pay such liabilities; o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets; o File a Certificate of Dissolution with the State of Florida dissolve our corporation and close our business; and o
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time.

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

We do not know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our December 31, 2002 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

FINANCIAL STATEMENTS

                              Liska Biometry, Inc.
                               Table of Contents

Notes to Consolidated Financial Statements.................F-6 - F-14

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Liska Biometry, Inc.

We have audited the accompanying consolidated balance sheet of Liska Biometry,
Inc. (A Development Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liska Biometry, Inc.
(Development Stage Company) as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations, has working capital and stockholders' deficiencies and is in the development stage.
These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 21, 2003

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2002

Assets

Current assets:

        Cash                                               $     616
                                                           =========

Liabilities and stockholders' (deficit)

Current liabilities:

        Accounts payable and accrued expenses              $ 158,506
        Due to affiliate                                         690
        Due to investors                                      35,000
                                                           ----------
          Total current liabilities                          194,196
                                                           ==========

Stockholders' (deficit):
        Preferred stock, no par value,
          10,000,000 shares authorized
        Common stock, no par value,                                -
          100,000,000 shares authorized,
          9,898,275 shares issued and outstanding            646,177
        Additional paid in capital                         1,054,990
        Deficit) accumulated during the development stage (1,894,747)
                                                           ----------
                                                            (193,580)
                                                           ----------
                                                           $     616
                                                           ==========

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Years Ended December 31, 2002 and 2001 and
                 Inception (August 1, 2000) to December 31, 2002

                                                        Year Ended         Year Ended       Inception to
                                                        December 31,       December 31,     December 31,
                                                            2002               2001             2002
                                                        -----------        -----------      ------------
Sales                                                   $      -           $     8,000      $     8,000

Cost of goods sold                                             -                   892              892
                                                        -----------        -----------      ------------
Gross profit                                                   -                 7,108            7,108
                                                        -----------        -----------      ------------
Operating expenses:
        Impairment of license                                  -                58,812           58,812
        Selling, general and administrative expenses        40,746           1,651,164        1,843,293
                                                        -----------        -----------      ------------
                                                            40,746           1,709,976        1,902,105
                                                        -----------        -----------      ------------
(Loss) from operations                                     (40,746)         (1,702,868)      (1,894,997)
                                                        -----------        -----------      ------------
Other income (expense):
        Other income                                           -                   250              250
                                                        -----------        -----------      ------------
Net (loss)                                              $  (40,746)        $(1,702,618)     $(1,894,747)
                                                        ===========        ===========      ===========
Per share information - basic and fully diluted:

        Weighted average shares outstanding              9,898,275             622,615        2,263,421
                                                        ===========        ===========      ===========                                                        -----------        -----------      ------------
        Net (loss) per share                            $   (0.00)         $    (2.73)      $    (0.84)
                                                        ===========        ===========      ===========                                                        -----------        -----------      ------------

         See the accompanying notes to the financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                Consolidated Statement of Stockholders' (Deficit)
                 Inception (August 1, 2000) to December 31, 2002
                                                                                             (Deficit)
                                                                                            Accumulated
                                                                           Additional        During the
                                                  Common Stock               Paid in        Development
                                             ----------------------
                                             Shares              Amount      Capital           Stage         Total
                                             -----------      ----------   -----------        -----------    ----------
Inception                                            -         $       -   $         -        $         -    $        -

Issuance of founders shares for services
        at $.25 per share                      110,000            27,500             -                  -        27,500
Issuance of founders shares for expense
        reimbursement at $.25 per share        200,000            50,100             -                  -        50,100
Common shares issued for license and
        rights at $.25 per share               190,000            47,500             -                  -        47,500
Common stock issued for services
        at $.25 per share                           42               104                                            104
Net (loss) for the  period                           -                 -             -           (151,383)     (151,383)
                                             -----------       ----------  -----------        -----------    ----------
Balance at December 31, 2000                   500,042           125,204             -           (151,383)      (26,179)

Common shares issued for recapitalization      103,200             5,350             -            (31,345)      (25,995)
Reclassification of accumulated deficit               -                -       (31,345)            31,345             -
Stock and options issued to consultants
        for services                                  -                -     1,079,670                  -     1,079,670
Shares issued for services at $19.34
        per share                                12,229          236,621                                        236,621
Shares returned and retired                   (130,000)                -             -                  -             -
Shares issued to settle debt at $.65
        per share                              410,400           270,000             -                  -       270,000
Net (loss) for the year                              -                 -             -         (1,702,618)   (1,702,618)
                                             -----------       ----------  -----------        -----------    ----------
Balance at December 31, 2001                   895,871           637,175     1,048,325         (1,854,001)     (168,501)

Shares issued for services at $.001
        per share                            9,002,404             9,002             -                  -         9,002
Contributed services                                 -                 -         6,000                  -         6,000
Contributed capital                                  -                 -           665                  -           665
Net (loss) for the year                              -                 -             -            (40,746)      (40,746)
                                             -----------       ----------  -----------        -----------    ----------
Balance at December 31, 2002                 9,898,275         $ 646,177   $ 1,054,990        $(1,894,747)   $ (193,580)
                                             ===========       ==========  ===========        ============   ===========

             See the accompanying notes to the financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 2002 and 2001 and
                 Inception (August 1, 2000) to December 31, 2002

                                                                Year Ended          Year Ended         Inception to
                                                                December 31,        December 31,       December 31,
                                                                    2002                2001               2002
                                                               ------------        ------------       --------------
Cash flows from operating activities:
Net (loss)                                                     $ (40,746)          $ (1,702,618)      $ (1,894,747)
        Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
        Amortization                                                   -                 38,688             38,688
        Common stock issued for services                           9,002                301,421            338,027
        Common stock issued for expenses paid by founders              -                      -             50,100
        Shares issued pursuant to recapitalization                     -                (25,995)           (25,995)
        Loss on impairment of license                                  -                 58,812             58,812
        Stock and options issued to consultants for services           -              1,079,670          1,079,670
        Contribution of services                                   6,000                      -              6,000
        Increase in accounts payable and accrued expenses         25,005                208,486            270,706
        Increase (decrease) in bank overdraft                          -                   (464)                 -
                                                               ------------        ------------       --------------
Net cash (used in) operating activities                             (739)               (42,000)           (78,739)
                                                               ------------        ------------       --------------

Cash flows from investing activities:
        Payment for license                                            -                      -            (50,000)
                                                               ------------        ------------       --------------
Net cash (used in) investing activities                                -                      -            (50,000)
                                                               ------------        ------------       --------------

Cash flows from financing activities:
        Capital contributions                                        665                      -                665
        Advances from affiliate                                      690                      -                690
        Proceeds from investor loans                                   -                 42,000            128,000
                                                               ------------        ------------       --------------
Net cash provided by financing activities                          1,355                 42,000            129,355
                                                               ------------        ------------       --------------

Net increase (decrease) in cash                                      616                      -                616

Beginning - cash balance                                               -                      -                  -
                                                               ------------        ------------       --------------

Ending - cash balance                                          $     616           $          -       $        616
                                                               ============        ============       ==============

Supplemental cash flow information:
        Cash paid for income taxes                             $       -           $          -       $          -
                                                               ============        ============       ==============
        Cash paid for interest                                 $       -           $          -       $          -
                                                               ============        ============       ==============

Non cash investing and financing activities:

        Common stock issued for license                        $       -           $          -       $     47,500
                                                               ============        ============       ==============
        License acquired in exchange for payable               $       -           $          -       $  1,450,000
                                                               ============        ============       ==============
        Write off of license and related payable               $       -           $  1,450,000       $  1,450,000
                                                               ============        ============       ==============
        Common stock issued to settle investor loans           $       -           $    205,200       $    205,200
                                                               ============        ============       ==============

             See the accompanying notes to the financial statements.

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

On January 9, 2001, the Company acquired all of the issued and outstanding common shares of H2O International, Inc. ('H2O') (See Note 2) in exchange for
500,042 shares of its common stock (approximately 83% of the issued and outstanding shares of the Company after this issuance).

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

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Foreign Currency Translation

The Company maintains a Canadian dollar bank account. Assets and liabilities will be translated using the exchange rate in effect at the balance sheet date.
Income and expenses will be translated at the average exchange rate for the year. Translation adjustments will be reported as a separate component of stockholders' equity. To date there have been no material foreign currency transactions.

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

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2002 and the period from inception to
December 31, 2002, the Company incurred net losses of $40,746 and $1,894,747 and has working capital and stockholders' deficits of $193,580 at December 31, 2002.
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

Note 3. ACQUISITIONS

On January 9, 2001 the Company acquired all of the issued and outstanding common shares of H2O in exchange for 500,042 shares of its common stock. The transaction was treated as a recapitalization of the Company and issuance of
103,200 common shares by H2O for the net assets of the Company. The net assets of H2O consisted of the following at December 31, 2000 and the acquisition date.

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

Note 4. IMPAIRMENT OF ASSETS

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

Note 5. STOCKHOLDERS' (DEFICIT)

Common Stock

At December 31, 2002, the Company's no par value common stock authorized was
100,000,000 shares with 9,898,275 shares issued and outstanding and the
Company's no par value preferred stock authorized was 10,000,000 shares. During
January 2001 the Company effected a 10 for 1 forward stock split and during May
2001 the Company effected a 1 for 100 reverse stock split. All share and per share amounts have been restated to give effect to these splits.

At inception the Company issued 110,000 shares of common stock to its founders for services valued at $27,500 which management believes is the fair value of the services provided. In addition, the Company issued 200,000 shares of common stock to founders for expense reimbursement of $50,100.

During August 2001 the Company issued 190,000 shares of common stock in exchange for a license and rights (see Note 4).

During the period from August 2000 to December 2000 the Company issued 42 shares of common stock in exchange for services valued at $104. The value assigned to the shares issued corresponds to the per share value of issuances during the period.

During January 2001 the Company issued 103,200 shares of common stock in conjunction with the recapitalization described in Note 3. The value of the common stock of the shell of $5,350 was recorded as common stock in the combined company and the $31,345 accumulated deficit of the shell was charged to additional paid-in capital.

During October 2001 certain affiliates returned 40,000 common shares to the
Company's treasury for no consideration. In addition the licensor described in
Note 3 returned 90,000 shares of common stock for no consideration. These shares were cancelled by the Company.

During October 2001 the Company issued 410,400 shares of common stock in exchange for the cancellation of debt as described in Note 7.

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

During the year ended December 31, 2002 affiliates of the Company contributed services valued at $6,000 and cash of $665 to the capital of the Company.

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

A summary of stock option activity is as follows:

                                                       Weighted    Weighted
                                              Number    average    average
                                                of     exercise     fair
                                              shares     price      value
                                              ------   --------    --------
        Balance at
          December 31, 2000                        -          -           -
        Granted                            1,440,000       $.13        $3.17
        Cancelled                          1,440,000       $.13        $3.17
        Balance at
          December 31, 2001 and
          2002                                     -
                                           =========

Note 6. INCOME TAXES

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
                                                            -

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $1,800,000 subject to any restrictions because of the change in ownership described in Note 5). This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $600,000 relating to the operating loss carryforward has been fully reserved at December 31, 2002.

Note 7. DUE TO INVESTORS

During December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering after the recapitalization described in Notes 1 and 2. Accordingly, the
$86,000 was reflected as a liability at December 31, 2000. During the three months ended March 31, 2001, the Company raised an additional $154,200 consisting of $42,000 in cash and $112,200 of expenses paid directly to third parties pursuant to subscription agreements, which because the shares were not issued was also classified as a liability. During October 2001 the Company issued 410,400 shares of common stock to retire $205,200 of this liability. The
Company charged the difference between the fair market value of the shares issued and the agreed upon conversion price of $64,800 to operations during
2001. The unpaid balance of $35,000 is included in the due to investors at
December 31, 2002.

Note 8. COMMITMENTS AND CONTINGENCIES

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

During August 2002 the Company entered into an agreement with a consultant whereby the consultant would provide financial consulting services to the
Company. Pursuant to the agreement the Company is to pay a monthly fee of $5,000 for these services. In addition, the consultant will receive 1,000,000 shares of the Company's common stock, provided that within 12 months of the date of the agreement the consultant provided sufficient working capital to develop the
Company's product. As of December 31, 2002 $25,000 in unpaid fees has been accrued and the Company has received no working capital from the Consultant.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
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

Our officers and directors for the fiscal year ended December 31, 2002 were as follows:

NAME              AGE    POSITION                         TERM
--------------------------------------------------------------------
Lam Ko Chau       64     President, Director               1 year(1)
Lyndell F. Parks  39     Chief Executive Officer,          1 year(2)
                         Chairman of the Board
Audra Parks       33     Secretary, Treasurer, Director    1 year(3)

(1) Lam Ko Chau has been our President and Director since since March 26, 2002.
(2) Lyndell Parks was our Chief Executive Officer and Chairman of the Board from
    February 15, 2001 until March 26, 2002, at which time he resigned from those positions.
(3) Audra Parks was our Secretary, Treasurer, and a Director from May 9, 2001 until March 26, 2002, at which time she resigned from those positions.

Lam Ko Chau has been our President, Director and Chief Accounting Officer since
March 26, 2002. From 1989 to present, Lam Ko Chau has been the President of
Oscan Electro Optics Inc., a privately-held Canadian Corporation, that previously designed and manufactured live-scan fingerprint scanners and produces rolled impression optical fingerprint scanners with images stored in smart cards for one-to-one fingerprint matching. Oscan Electro Optics has been inactive since approximately 1997. Since April of 2001, Mr. Chau has also served as
President and a Director of Kojon Biometrics, Inc., a privately-held Canadian corporation which engages in the research and development of opto-chemical fingerprint scanning and pattern-to-number descriptor algorithm development for live-scan and large database fingerprint on-line search applications.

Lyndell F. Parks was our President and Director from February 15, 2001 to March
26, 2002. From September 1998 until July 28, 2003, Mr. Parks has been the
General Manager of Paragon Management and Marketing, Inc., a consulting firm located in Springfield, Illinois.

Audra Parks was our Secretary, Treasurer and a Director from May 9, 2001 until
March 26, 2002. From April 1999 until July 28, 2003, Ms. Parks has been the Vice
President of Operations and Consulting Services at Paragon Management and
Marketing, Inc., a consulting firm located in Springfield, Illinois. From
February 1997 to August 1999 Ms. Parks was the franchise owner and manager of
Merry Maids in Springfield, Illinois. Ms. Parks received a Bachelors Degree in
Communications from Southwest Missouri State University in Springfield,
Missouri.

NO COMMITTEES OF THE BOARD OF DIRECTORS:
We do not currently have standing audit, nominating and compensation committees of our Board of Directors or committees performing similar functions.

SIGNIFICANT EMPLOYEES:
There are no significant employees other than our President and sole Director,
Lam Ko Chau.

FAMILY RELATIONSHIPS:
Audra Parks, our prior Secretary, Treasurer and Director, is the wife of Lyndell
F. Parks, our former President and Director. Joann Parks, President of Paragon
Management and Marketing, Inc., is the mother of Lyndell Parks, our former
President and Director. Paragon Management and Marketing, Inc. was previously a beneficial owner of our common stock, having held nine million (9,000,000)
shares, or ninety percent (90%), of our common stock which was sold to Kojon
Biometrics, Inc. on March 26, 2002.

LEGAL PROCEEDINGS:
Lyndell Parks, our former President and Director, is a defendant in a civil action brought by the United States Securities and Exchange Commission, in the
United States District Court, Central District of Illinois, Springfield
Division, SEC v Gorsek et al., Case No. 99-3072 (1999). On or about April 23,
2001, in connection with settlement of this matter, Mr. Parks, without admitting or denying the allegations contained in the Complaint, consented to an order enjoining him from violating the anti-fraud provisions of the federal securities laws, specifically Section 17(b) of the Securities Act of 1933 and Section 10(b)
and Rule 10b-5 of the Securities Exchange Act of 1934. On September 9, 2002, the
Court ordered Mr. Parks to pay $105,000 in disgorgement of profits, plus prejudgment interest of $35,000 and a civil penalty of $10,000.

EXECUTIVE COMPENSATION
The following table sets forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of December 31,
2002.

SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                  Annual Compensation                               Awards          Payouts
(a)                    (b)        (c)        (d)        (e)            (f)            (g)        (h)        (i)
Name & Position        Year       Salary     Bonus    Other Annual    Restricted     Securities  L/Tip    All Other
                                                      Compensation    Stock Award(s) Underlying Payouts  Compensation
                                                                                     Options
                                  ($)        ($)        ($)             ($)            (#)        ($)        ($)

Lam Ko Chau            2002        0          0          0               0              0          0          0
President/Director
----------------------------
Audra Parks            2002        0          0          0               0              0          0          0
Secretary/Treasurer/Director
----------------------------
Audra Parks            2001        0          0          0               0              0          0          0
Secretary/Treasurer/Director
----------------------------
Lyndell F. Parks       2002        0          0          0               0              0          0          0
President/Director
----------------------------
Lyndell F. Parks       2001        0          0          0               0              0          0          0
President/Director
----------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables set forth the ownership as of July 28, 2003 by:
o Each shareholder known by us to own beneficially more than five percent (5%)
  of our common stock;
o Each executive officer;
o Each director or nominee to become a director; and
o All directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------   -------------------------        ---------------------   ----------------
Title of Class    Name and Address of              Amount and Nature of    Percent of Class
                  Beneficial Owner                 Beneficial Owner

Common            Lam Ko Chau(1)                   6,171,666/Indirect            56.6%
                  President/Director
                  6066 Vineyard Drive
                  Ottawa, Ontario Canada K1C 2M5

Common            Dr. John E. Watkin               1,500,000/Direct              13.8%
                  19 Drive Way
                  Apartment 911
                  Ottawa, Ontario Canada K2P 1C7

Common            Lane Capital Markets             1,000,000/Direct(2)            9.2%
                  263 Queens Grant Road
                  Fairfield, Connecticut 06430

(1)Lam Ko Chau's indirect ownership is composed of 6,171,666 shares of our common stock owned by Mr. Chau "In Trust."
(2) Lane Capital Markets LLC, a Connecticut limited liability company is owned 100% by John Lane.

SECURITY OWNERSHIP OF MANAGEMENT
---------------   -------------------------        ---------------------   ----------------
Title of Class    Name and Address of              Amount and Nature of    Percent of Class
                  Beneficial Owner                 Beneficial Owner

Common            Lam Ko Chau(1)                   6,171,666/Indirect            56.6%
                  President/Director
                  6066 Vineyard Drive
                  Ottawa, Ontario Canada K1C 2M5

                  Directors and officers           6,171,666/Indirect            56.6%
                  as a group

(1)Lam Ko Chau's indirect ownership is composed of 6,171,666 shares of our common stock owned by Mr. Chau "In Trust."

The tables are based upon information derived from our stock records as of July
28, 2003. Unless otherwise indicated in the footnotes to the tables, we believe that each of the shareholders named in the tables has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.
Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On March 26, 2002, Paragon Management and Marketing, Inc., our majority shareholder at the time, sold 9,000,000 shares of our common stock to Kojon
Biometrics, Inc., a Canadian Corporation, in exchange for $100,000. Of this amount, Kojon Biometrics, Inc. paid $40,000 in cash. Paragon Management and
Marketing, Inc. exchanged the remaining balance due for 100,000 shares of Kojon
Biometric, Inc's common stock. Lam Ko Chau, our President and sole director, is the majority shareholder of Kojon Biometrics, Inc. through his ownership of
3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. As a result of the transaction, Kojon Biometrics, Inc. holds 9,000,000 shares of our common stock which represented ninety-one percent (91%) of our common stock at the time of the purchase. At the time of the stock purchase, Lyndell Parks, our President and a director and Audra Parks, our Secretary, Treasurer and a director, resigned and appointed Lam Ko Chau to our Board of Directors to fill the vacancies created by their resignation. Paragon Management and Marketing, Inc.
is owed by Joann Parks who is the mother Lyndell Parks, our former officer and director.

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
President, Lam Ko Chau, assigned the right, title and interest to all of these patent applications to us for consideration of $1.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family member of such persons in excess of $60,000. We are not a subsidiary of any company.

PART IV
EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1  Articles of Incorporation of 3045 Corporation dated October 26, 1999.(1)
3.2  Bylaws of 3045 Corporation dated October 25, 1999.(2)
10.1 Assignment dated February 27, 2003.(3)
13.4 Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed on May 22, 2003.
13.5 Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed on May 22, 2003.
13.6 Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed on July 28, 2003.
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
(3) Denotes previously filed exhibits: filed on May 22, 2003 with Liska
    Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

(b)      Reports on Form 8-K.
         None.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the
"Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this Form 10-KSB. This evaluation was carried out under the supervision and with the participation of our President/Principal Executive
Officer/Principal Accounting Officer, Lam Ko Chau. Based upon that evaluation, our President/Principal Executive Officer/Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Dated:  July 28, 2003

/s/ Lam Ko Chau

By: Lam Ko Chau, President (Principal Executive Officer), Principal Financial
Officer, Principal Accounting Officer, Secretary, Chairman of the Board

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July 28, 2003

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

