Form 10QSB
period 2003-03-31
LISKA BIOMETRY INC
filed 2003-08-15
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date: On March 31, 2003, we had
9,898,275 shares of common stock outstanding. As of August 8, 2003, there were
12,948,275 shares of our common stock outstanding.

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

Item 3 - Controls and Procedures..........................................13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................14
Item 2 - Changes in Securities............................................14
Item 3 - Default Upon Senior Securities...................................14
Item 4 - Submission of Matters to a Vote of Security Holders..............14
Item 5 - Other Information................................................14
Item 6 - Exhibits and Reports on Form 8-K.................................14

                         PART I - FINANCIAL INFORMATION>

Financial Statements

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

Assets

Current assets:
      Cash                                              $            85
                                                       =================

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                     $       133,506
   Accrued expenses                                              40,000
   Due to affiliate                                              32,516
   Due to investors                                              35,000
                                                       -----------------
          Total current liabilities                             241,022
                                                       -----------------
Stockholders' (deficit):
   Preferred stock, no par value,
       10,000,000 shares authorized
   Common stock, no par value,                                       -
      100,000,000 shares authorized,
      9,898,275 shares issued and outstanding                   646,177
   Additional paid in capital                                 1,056,490
  (Deficit) accumulated during the development stage         (1,943,604)
                                                       -----------------
                                                               (240,937)
                                                       -----------------
                                                        $            85
                                                       =================

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended March 31, 2003 and 2002 and
                  Inception (August 1, 2000) to March 31, 2003
                                   (Unaudited)

                                                  Three Months    Three Months     Inception
                                                      Ended           Ended            to
                                                 March 31, 2003  March 31, 2002  March 31, 2003
                                                 --------------  --------------  --------------

Sales                                             $        -      $        -      $      8,000
Cost of goods sold                                         -               -               892
                                                 --------------  --------------  --------------

Gross profit                                               -               -             7,108
Operating expenses:
   Impairment of license                                   -               -            58,812
   Selling, general and administrative expenses         48,857          10,507       1,892,150
                                                 --------------  --------------  --------------

                                                        48,857          10,507       1,950,962
                                                 --------------  --------------  --------------

(Loss) from operations                                 (48,857)        (10,507)     (1,943,854)
                                                 --------------  --------------  --------------
Other income (expense):

   Other income                                            -               -               250
                                                 --------------  --------------  --------------
Net (loss)                                        $    (48,857)   $    (10,507)   $ (1,943,604)
                                                 ==============  ==============  ==============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                9,898,275       9,898,275       2,629,382
                                                 ==============  ==============  ==============
  Net (loss) per share                            $      (0.00)   $      (0.00)   $      (0.74)
                                                 ==============  ==============  ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2003 and 2002 and
                  Inception (August 1, 2000) to March 31, 2003
                                   (Unaudited)

                                            Three Months    Three Months     Inception
                                               Ended           Ended             to
                                           March 31, 2003  March 31, 2002  March 31, 2003
                                           --------------  --------------  --------------
Cash flows from operating activities:
Net cash (used in) operating activities     $       (531)   $        -      $    (79,270)
                                           --------------  --------------  --------------
Cash flows from investing activities:
Net cash (used in) investing activities               -              -           (50,000)
                                           --------------  --------------  --------------

Cash flows from financing activities:
Net cash provided by financing activities             -              -           129,355
                                           --------------  --------------  --------------

Net increase (decrease) in cash                     (531)            -                85

Beginning - cash balance                             616             -                -
                                           --------------  --------------  --------------
Ending - cash balance                       $         85    $        -      $         85
                                           ==============  ==============  ==============

Supplemental cash flow information:
  Cash paid for income taxes                $         -     $         -     $         -
                                           ==============  ==============  ==============
  Cash paid for interest                    $         -     $         -     $         -
                                           ==============  ==============  ==============

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,
2002 and for the two years then ended, and the period from inception (August 1,
2000) to December 31, 2002, including notes thereto included in the Company's
Form 10-KSB.

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
                                                    -------
                                                       -

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $1,900,000 subject to any restrictions because of a change in ownership. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $650,000 relating to the operating loss carryforward has been fully reserved at March 31, 2003.

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

(5) Stockholders' (Deficit)

During the period ended March 31, 2003 an officer of the Company contributed services with a fair market value of $1,500 to the capital of the Company.

(6) Transactions with related parties

During the period ended March 31, 2003 an affiliate of the Company directly paid expenses on behalf of the Company aggregating $32,516.

(7) Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003 and the period from inception to
March 31, 2003, the Company incurred a net losses of $48,857 and $1,943,604 and has working capital and stockholder deficits of $240,937 at March 31, 2003. In addition, the Company has no revenue generating operations.

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

(8) Subsequent Event

During August 2002 the Company entered into an agreement with a consultant whereby the consultant would provide financial consulting services to the
Company. Pursuant to the agreement the Company is to pay a monthly fee of $5,000 for these services. In addition, the consultant will receive 1,000,000 shares of the Company's common stock, provided that within 12 months of the date of the agreement the consultant provides sufficient working capital to develop the
Company's product. As of March 31, 2003 $40,000 in unpaid fees has been accrued and the Company has received no working capital from the Consultant. In June
2003 the consultant agreed to accept 1,000,000 shares of common stock in settlement of any amounts due from the Company.

Plan of Operations

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this plan of operations, Liska Biometry, Inc. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "should," "anticipates" or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the following: (a) our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing; (b) because we have no operating history pertaining to our biometrics based business, it will be difficult for you to evaluate our business and financial prospects; (c) We have no products and we have no revenues; (d)
our business is a new business, which subjects us to financial and operational risks; (e) our operations are subject to all of the risks inherent in a new business enterprise; (f) we are an early stage business in a new and rapidly evolving market; (g) if we fail to keep pace with the rapidly changing market of fingerprint identification, our revenues and financial condition will be negatively affected; (h) we may be unable to overcome competitive forces; (i) we face patent protection risks; (j) other risk factors which are discussed in our
Form 10-KSB for the period ending December 31, 2002 which may be reviewed at
www.sec.gov.

OUR OPERATIONS FROM OUR INCEPTION TO MARCH 31, 2003:
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

We do not expect to generate any meaningful revenue or incur any significant operating expenses until such time that we formulate our Plan of Operations and begin meaningful operations in our proposed business of fingerprint encoding and authentication; however, we will continue to incur expenses pertaining to operations, legal and accounting related expenses pertaining to our periodic and other reporting obligations with the Securities and Exchange Commission.

FUTURE PLAN OF OPERATIONS
We plan to accomplish the following in our Plan of Operations over a period of twelve months which will require funding in the amount of $1,077,250. Although we plan to conduct an equity offering in which the maximum offering proceeds we could receive would be $528,000, our financing plans are subject to risks, including that: (a) even if we receive proceeds of $528,000, we will be able to conduct our operations for a period of only six months, (b) we will require
$549,250 of additional funds to complete the remaining six months of our twelve month Plan of Operations; and (c) there are no assurances we will be able to obtain sufficient amount of funding for the first or last six month periods of our twelve month Plan of Operations. At the present time we do not have sufficient cash resources to conduct any aspect of our Plan of Operations.
Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $528,000 for only six months of our Plan of
Operations, which will not commence until we receive such financing, if ever.

Appoint Executive Management Team
We will attempt to fill the following full-time positions as our executive management:
     o    Chief Operating Officer;
     o    Chief Financial Officer; and
     o    Vice President - Sales & Marketing

We estimate that our annual salary expenditures for these positions will be
$198,000 composed of a salary of $48,000 for each of the above positions. In addition, our Chief Executive Officer's salary will be $54,000.

Engage Research and Development Consultants
We intend to utilize five consultants for research and development in manufacturing, engineering and other research and development needs. These consultants will deliver solutions to the ongoing development of our products and services. The annual estimated costs associated with these consultants are
$90,000.

Hire Engineering Team
We plan to hire the following positions that will comprise our engineering team which will develop our fingerprint technology:
     o    One Chief Scientist;
     o    Two full-time software engineers; and
     o    One full-time software/hardware engineer.

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

Research and Development of Fingerprint Science
We intend to study the relationship between a solid fingertip and its fingerprint impression, and the transfer of unique characteristics from the source to the samples. This research will be conducted by the engineering team that we hire, as referred to above under "Hire Engineering Team." The purpose of this research is to enhance the dependability of the fingerprint scanner device that we develop. The total expenditure for this study will be $5,000.

Develop and Initiate Marketing Effort
Our Vice President of Marketing will survey key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for brand name recognition. Generally this strategy will include working with the following government agencies:
     o    Department of Defense Biometrics Management Office and Joint
          Interoperability Test Command;
     o    United States Army Communication Electronics Command;
     o    National Institute for Standards in Technology;
     o    National Security Agency; and
     o    Justice Department Management Office.

In addition, we will acquire other market information and contacts by joining key industry groups and hiring industry analysts. The annual cost associated with this marketing effort is $45,000.

Develop Software Algorithms
We will use third party developed live-scan fingerprint scanners to develop our initial proprietary software algorithms. Our goal here is to reach the proof of concept stage, illustrating the differentiating features of embedded software algorithms - that is, the capability to measure the stable content of a fingerprint image and to express it as a short numeric output. For a given legible and distinct fingerprint input, the output number is expected to be distinct from person to person. This aspect of our Plan of Operations will be accomplished by the team of engineers that we hire and headed by our President,
Lam Ko Chau. We estimate that the total expenditure for algorithm development will be $10,000.

Development of Fingerprint Scanner Prototype
We will attempt to build our own scanner to specifications dictated by our patent-pending algorithms. We estimate that the cost of outsourcing labor and materials to build this scanner will be approximately $100,000.

Manufacturing
We will pre-qualify prospective contract third-party manufacturing firms to manufacture our fingerprint technology-related products. We expect that most of the technological components of the fingerprint scanner can also be outsourced to third-party manufacturers.

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
          and
     o    Joint Interoperability Test Command which makes sure those persons, machines and computers across all branches of the military can communicate with each other.

We will also consult with commercial organizations that set standards in the commercial sector, including BioAPI Consortium, the International Biometrics
Group, and the International Biometrics Industry Association. The purpose of our consultation with these organizations is to ensure that we design and build a system that: (a) meets customer needs in the fingerprint technology area on an up-to-date basis; (b) has the ability to operate and integrate two or more different systems such as the Federal Bureau of Investigation that uses a "10 rolled print" identification process and Immigration and Naturalization Service which uses a "2 index finger plain print" identification process; and (c) meets
Department of Defense regulations and criteria and interoperability guidelines.

An experienced Business Development Manager will be added in this phase as well as an Applications Engineer and Marketing Programs Manager. Compensation will include base salary, bonuses and stock options.

Marketing
Marketing expenditures will focus on the broad dissemination of our test results. By using a biometrics knowledgeable public relations firm, we will attempt to increase our market recognition, provide promotional sampling of our products, and target key customers. We will attempt to develop strategic partners to collaborate on our marketing and technological integration efforts.
Such strategic partners may include the following:
     o    Facial and eye recognition (Iris and Retina) system vendors;
     o    Federal security suppliers and contractors;
     o    Military sourcing organizations; and
     o    Other distribution channels that target military and commercial security markets.

We will use the following prospecting and marketing techniques:
     o    Phone and meet with existing and retired military personnel, especially those that are or were employed by the Immigration and
          Naturalization Service, all branches of the United States military, the Federal Bureau of Investigation, and the National Security Agency;
     o    We will determine from prospective and actual commercial and government clients what their existing needs and desires are regarding a biometric system;
     o    We will use information from the following sources to determine trends in the commercial and government markets: (a) biometric organizations;
          (b) our own general market study; and (c) conduct research on the
          Internet regarding our competition.

The approximate expenditure for the second phase of our marketing campaign, including compensation is $215,000.

Open and Operate United States Office
We plan to open a United States office to establish a United States presence of our proposed product and our brand name. The purpose of this United States office will be to market, sell, and third party manufacture our products in the
United States. This office will be staffed by: (a) Chief Operating Officer; (b)
Vice President of Marketing and Sales; and (c) Director of Manufacturing. Each
of these individuals will earn a salary of $48,000 for total salary costs of
$144,000 to staff our United States Office. The approximate expenditures for opening and operating the United States office is $17,750.

Financial Considerations
We have no cash resources from which to conduct any operations or pursue our proposed business plan. As of March 31, 2003, we had $85 of cash; accordingly, we will be unable to fund any potential operations from our current cash position. Although our President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our Plan of Operations, we will need additional financing through traditional bank financing or a debt or equity offering;
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

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2003, we had limited cash resources of $85. We do not have any other internal sources of working capital. As of March 31, 2003, all required administrative expenses are being paid by our President.

We did not receive any revenues during the 12 months ended March 31, 2003. We do not anticipate earning revenues, if any, until such time as we formulate and accomplish our Plan of Operations in the fingerprint encoding and authentication business. Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

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
None.

Changes in Securities
None.

Defaults Upon Senior Securities
None.

Submission of Matters to a Vote of Security Holders
None.

Other Information
None.

Exhibits and Reports on Form 8-K
 (a) Exhibits and Index of Exhibits

Exhibit
Number      Description
------  -------------
 3.1    Articles of Incorporation of 3045 Corporation dated October 26, 1999.(1)
 3.2    Bylaws of 3045 Corporation dated October 25, 1999.(1)
10.1    Assignment dated February 27, 2003.(2)
31.1    Certification of Chief Executive Officer and Chief Financial Officer
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of Chief Executive Officer and Chief Financial Officer
        pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------
 (1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045
     Corporation's Form SB-2 registration statement, file # 333-94265.
 (2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska
     Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the year ended December 31, 2002 which was filed on July 28,
2003, for the year ended December 31, 2001 which was filed on May 30, 2003; and
for the year ended November 30, 2000 which was filed on January 3, 2001; (b) our
Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14,
2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June
30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on
April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20,
2000; and February 29, 2000 which was filed on April 14, 2000.

(b)  Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

Liska Biometry, Inc.

By: /s/ Lam Ko Chau
        Lam Ko Chau, President, Chief Financial Officer and Principal Accounting
        Officer

