Form 10QSB
period 2003-06-30
LISKA BIOMETRY INC
filed 2003-08-15
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date: On June 30, 2003, we had
10,898,275 shares of common stock outstanding. As of August 8, 2003, there were
12,948,275 shares of our common stock outstanding.

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

Item 3 - Controls and Procedures..........................................15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................16
Item 2 - Changes in Securities............................................16
Item 3 - Default Upon Senior Securities...................................16
Item 4 - Submission of Matters to a Vote of Security Holders..............16
Item 5 - Other Information................................................16
Item 6 - Exhibits and Reports on Form 8-K.................................16

                         PART I - FINANCIAL INFORMATION>

Financial Statements

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

Assets

Current assets:
      Cash                                              $        1,137
                                                        ==============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                $      133,506
   Due to affiliate                                             68,091
   Due to investors                                             35,000
                                                        --------------
          Total current liabilities                            236,597
                                                        --------------

Stockholders' (deficit):
   Preferred stock, no par value,
       10,000,000 shares authorized
   Common stock, no par value,                                      -
      100,000,000 shares authorized,
      10,898,275 shares issued and outstanding                 701,177
   Additional paid in capital                                1,057,990
  (Deficit) accumulated during the development stage        (1,994,627)
                                                        --------------
                                                              (235,460)
                                                        --------------
                                                        $        1,137
                                                        ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
          Three Months and Six Months Ended June 30, 2003 and 2002 and
                   Inception (August 1, 2000) to June 30, 2003
                                   (Unaudited)

                              Three Months   Three Months     Six Months      Six Months       Inception
                                 Ended           Ended           Ended           Ended            to
                             June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002   June 30, 2003
                             -------------  --------------  --------------  --------------  --------------

Sales                         $        -      $        -      $        -      $       -       $     8,000
Cost of goods sold                     -               -               -              -               892
                             -------------  --------------  --------------  --------------  --------------
Gross profit                           -               -               -              -             7,108
Operating expenses:
   Impairment of license               -               -               -              -            58,812
   Selling, general and            51,023          1,500           99,880         12,007        1,943,173
     administrative expenses -------------  --------------  --------------  --------------  --------------
                                   51,023          1,500           99,880         12,007        2,001,985
                             -------------  --------------  --------------  --------------  --------------
(Loss) from operations            (51,023)        (1,500)         (99,880)       (12,007)      (1,994,877)
                             -------------  --------------  --------------  --------------  --------------

Other income (expense):
   Other income                        -               -               -              -               250
                             -------------  --------------  --------------  --------------  --------------
Net (loss)                    $   (51,023)    $    (1,500)    $   (99,880)    $  (12,007)     $(1,994,627)
                             =============  ==============  ==============  ==============  ==============

Per share information -
  basic and fully diluted:
  Weighted average shares
    outstanding                10,231,608       9,898,275      10,021,082      9,898,275        2,890,783
                             =============  ==============  ==============  ==============  ==============
  Net (loss) per share        $     (0.00)    $     (0.00)    $     (0.01)    $    (0.00)     $     (0.69)
                             =============  ==============  ==============  ==============  ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2003 and 2002 and
                   Inception (August 1, 2000) to June 30, 2003
                                   (Unaudited)

                                           Six Months         Six Months       Inception
                                              Ended             Ended              to
                                          June 30, 2003     June 30, 2002    June 30, 2003
                                          --------------  -----------------  --------------
Cash flows from operating activities:
Net cash (used in) operating activities   $      (2,979)    $         -      $     (81,718)
                                          --------------  -----------------  --------------

Cash flows from investing activities:
Net cash (used in) investing activities             -                 -            (50,000)
                                          --------------  -----------------  --------------

Cash flows from financing activities:
Net cash provided by financing activities         3,500               165          132,855
                                          --------------  -----------------  --------------

Net increase in cash                                521               165            1,137
Beginning - cash balance                            616               -                -
                                          --------------  -----------------  --------------
Ending - cash balance                     $       1,137     $         165    $       1,137
                                          ==============  =================  ==============

Supplemental cash flow information:
  Cash paid for income taxes              $         -       $         -      $         -
                                          ==============  =================  ==============
  Cash paid for interest                  $         -       $         -      $         -
                                          ==============  =================  ==============

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
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
                                                    -------
                                                       -

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $1,900,000 subject to any restrictions because of a change in ownership. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023. The deferred tax asset of approximately $650,000 relating to the operating loss carryforward has been fully reserved at June 30, 2003.

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

(5) Stockholders' (Deficit)

During the period ended June 30, 2003 an officer of the Company contributed services with a fair market value of $3,000 to the capital of the Company.

During August 2002 the Company entered into an agreement with a consultant whereby the consultant would provide financial consulting services to the
Company. Pursuant to the agreement the Company is to pay a monthly fee of $5,000 for these services. In addition, the consultant will receive 1,000,000 shares of the Company's common stock, provided that within 12 months of the date of the agreement the consultant provided sufficient working capital to develop the
Company's product. As of June 1, 2003 $55,000 in unpaid fees has been accrued and the Company has received no working capital from the consultant. In June
2003 the consultant agreed to accept 1,000,000 shares of common stock in settlement of any amounts due from the Company.

(6) Transactions with related parties

During the period ended June 30, 2003 an affiliate of the Company loaned the
Company $3,500 for working capital. In addition, the affiliate directly paid expenses on behalf of the Company aggregating $64,591.

(7) Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2003 and the period from inception to June
30, 2003, the Company incurred a net losses of $99,880 and $1,994,627 and has working capital and stockholder deficits of $235,460 at June 30, 2003. In addition, the Company has no revenue generating operations.

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

(8) Subsequent Event

During July and August 2003 the Company issued 2,050,000 shares of its common stock for services to an affiliate, certain employees and to certain consultants. These shares will valued at their fair market value on the date it was agreed they would be issued and the value will be charged to operations.

Plan of Operations

FORWARD-LOOKING STATEMENTS
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

OUR OPERATIONS FROM OUR INCEPTION TO AUGUST 2003:
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

Agreement with Chris LeClerc
On August 11, 2003, we entered into an agreement with Christopher J. LeClerc.
The terms of the agreement provide that Mr. LeClerc is to provide us with services as our Chief Operating Officer. The services of Mr. LeClerc are to begin upon such dates as we receive funding in the amount of $100,000. If we do not receive funding on or before December 31, 2003, the agreement shall become null and void. As compensation for the services of Mr. LeClerc, we are required to pay Mr. Le Clerc an annual salary of $48,000, which will be paid bi-weekly in arrears once Mr. LeClerc's services are commenced, if ever. Additionally, Mr.
LeClerc is eligible to participate in any stock option plan that we establish and is eligible to receive an annual bonus as determined by our Board of
Directors. Mr. LeClerc may terminate the agreement at any time upon 90 days written notice to our Board of Directors. We may terminate the agreement at any time with or without cause. We may be unable to receive funding in the amount of
$100,000 upon acceptable terms or at all and as such, there can be no assurance that Mr. LeClerc will serve as our Chief Operating Officer or that his services will commence.

Agreement with Jeffrey L. Hall
On August 11, 2003, we entered into an agreement with Jeffrey L. Hall. The terms of the agreement provide that Mr. Hall is to provide us with services as our
Vice President of Marketing. The services of Mr. Hall are to begin upon such dates as we receive funding in the amount of $100,000. If we do not receive funding on or before December 31, 2003, the agreement shall become null and void. As compensation for the services of Mr. Hall, we are required to pay Mr.
Hall an annual salary of $48,000, which will be paid bi-weekly in arrears once
Mr. Hall's services are commenced, if ever. Additionally, Mr. Hall is eligible to participate in any stock option plan that we establish and is eligible to receive an annual bonus as determined by our Board of Directors. Mr. Hall may terminate the agreement at any time upon 90 days written notice to our Board of
Directors. We may terminate the agreement at any time with or without cause. We may be unable to receive funding in the amount of $100,000 upon acceptable terms or at all and as such, there can be no assurance that the services of Mr. Hall will commence.

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

Financial Considerations
We have no cash resources from which to conduct any operations or pursue our proposed business plan. As of June 30, 2003, we had $1,137 of cash; accordingly, we will be unable to fund any potential operations from our current cash position. Although our President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our Plan of Operations, we will need additional financing through traditional bank financing or a debt or equity offering;
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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2003, we had limited cash resources of $1,137. We do not have any other internal sources of working capital. As of June 30, 2003, all required administrative expenses are being paid by our President.

We did not receive any revenues during the 12 months ended June 30, 2003. We do not anticipate earning revenues, if any, until such time as we formulate and accomplish our Plan of Operations in the fingerprint encoding and authentication business. Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

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
10.2    Agreement with Chris LeClerc
10.3    Agreement with Jeffrey L. Hall
31.1    Certification of Chief Executive Officer and Chief Financial Officer
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of Chief Executive Officer and Chief Financial Officer
        pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------
  (1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045
      Corporation's Form SB-2 registration statement, file # 333-94265.
  (2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska
      Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the year ended December 31, 2002 which was filed on July 28,
2003, for the year ended December 31, 2001 which was filed on May 30, 2003; and
for the year ended November 30, 2000 which was filed on January 3, 2001; (b) our
Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14,
2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended March 31, 2003 which was filed on August 14, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003;
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

