Form 10QSB
period 2003-09-30
LISKA BIOMETRY INC
filed 2003-11-14
CIK 1102065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 (613) 949-0915
              (Registrant's telephone number, including area code)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                            Telephone (561) 416-8956
                            Facsimile (561) 416-2855

Registrant has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date: As of November 11, 2003, we had
15,134,275 shares of our common stock outstanding held by 73 shareholders of record.

             (The remainder of this page intentionally left blank.)

                                      INDEX
                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Notes to Financial Statements....................................4-6

Item 2 - Management's Discussion and Analysis or Plan of Operations........7

Item 3 - Controls and Procedures..........................................15

PART II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Financial Statements

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

Assets

Current assets:
      Cash                                                   $         478
                                                            ===============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                     $     136,506
   Due to investors                                                 35,000
                                                            ---------------
          Total current liabilities                                171,506
                                                            ---------------

Stockholders' (deficit):
   Preferred stock, no par value,
       10,000,000 shares authorized                                      -
   Common stock, no par value,
      100,000,000 shares authorized,
      13,058,275 shares issued and outstanding                     924,829
   Additional paid in capital                                    1,059,546
  (Deficit) accumulated during the development stage            (2,154,217)
                                                            ---------------
                                                                  (169,842)
  Other comprehensive income:
    Foreign exchange translation adjustment                         (1,186)
                                                            ---------------
                                                                  (171,028)
                                                            ---------------

                                                             $         478
                                                            ===============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
       Three Months and Nine Months Ended September 30, 2003 and 2002 and
                Inception (August 1, 2000) to September 30, 2003
                                   (Unaudited)

                                        Three Months     Three Months     Nine Months    Nine Months      Inception
                                           Ended            Ended           Ended           Ended             to
                                       Sept 30, 2003    Sept 30, 2002   Sept 30, 2003   Sept 30, 2002   Sept 30, 2003
                                      ---------------  --------------  --------------  --------------  --------------

Sales                                 $           -    $          -    $          -    $          -    $       8,000

Cost of goods sold                                -               -               -               -              892
                                      ---------------  --------------  --------------  --------------  --------------
Gross profit                                      -               -               -               -            7,108

Operating expenses:
   Impairment of license                          -               -               -               -           58,812
   Selling, general and
     administrative expenses                 159,590          12,218         259,470          24,225       2,102,763
                                      ---------------  --------------  --------------  --------------  --------------
                                             159,590          12,218         259,470          24,225       2,161,575
                                      ---------------  --------------  --------------  --------------  --------------

(Loss) from operations                      (159,590)        (12,218)       (259,470)        (24,225)     (2,154,467)
                                      ---------------  --------------  --------------  --------------  --------------

Other income (expense):
   Other income                                   -               -               -               -              250
                                      ---------------  --------------  --------------  --------------  --------------
Net (loss)                            $     (159,590)  $     (12,218)  $    (259,470)  $     (24,225)  $  (2,154,217)
                                      ===============  ==============  ==============  ==============  ==============
Per share information -
     basic and fully diluted:
  Weighted average shares outstanding     12,957,275       9,898,275      11,039,038       9,898,275       3,086,834
                                      ===============  ==============  ==============  ==============  ==============
  Net (loss) per share                $        (0.01)  $       (0.00)  $       (0.02)  $       (0.00)  $       (0.70)
                                      ===============  ==============  ==============  ==============  ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2003 and 2002 and
                Inception (August 1, 2000) to September 30, 2003
                                   (Unaudited)

                                             Nine Months       Nine Months        Inception
                                                Ended             Ended              to
                                            Sept 30, 2003     Sept 30, 2002     Sept 30, 2003
                                           ---------------   ---------------   --------------
Cash flows from operating activities:
Net cash (used in) operating activities     $     (55,138)    $        (718)    $   (137,377)
                                           ---------------   ---------------   --------------

Cash flows from investing activities:
Net cash (used in) investing activities                 -                 -          (50,000)
                                           ---------------   ---------------   --------------

Cash flows from financing activities:
Net cash provided by financing activities          55,000               855          187,855
                                           ---------------   ---------------   --------------

Net increase (decrease) in cash                      (138)              137              478
Beginning - cash balance                              616                 -                -
                                           ---------------   ---------------   --------------

Ending - cash balance                       $         478     $         137     $        478
                                           ===============   ===============   ==============

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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
                                                   ------
                                                      -

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $2,100,000 subject to any restrictions because of a change in ownership. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023. The deferred tax asset of approximately $700,000 relating to the operating loss carryforward has been fully reserved at September 30, 2003.

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
Although the Company obtained settlement releases from a majority of the parties, settlement releases were not entered into with some of these parties or the settlement releases were verbal agreements. Future contingencies which cannot be estimated by management, may exist for the above matters including but not limited to issuance of capital stock and other financial obligations and may have a material negative impact on the Company's financial position and results of operations.

(5)      Stockholders' (Deficit)

During the nine months ended September 30, 2003 an affiliate of the Company contributed $4,555 to the capital of the Company. In addition, this affiliate converted amounts paid directly for expenses on behalf of the Company in the amount of $64,152 into 150,000 shares of common stock.

During August 2002 the Company entered into an agreement with a consultant whereby the consultant would provide financial consulting services to the
Company. Pursuant to the agreement the Company is to pay a monthly fee of $5,000 for these services. In addition, the consultant will receive 1,000,000 shares of the Company's common stock, provided that within 12 months of the date of the agreement the consultant provided sufficient working capital to develop the
Company's product. As of June 1, 2003 $55,000 in unpaid fees had been accrued and the Company has received no working capital from the consultant. In June
2003 the consultant agreed to accept 1,000,000 shares of common stock in settlement of any amounts due from the Company.

During July 2003 the Company issued 1,900,000 shares of common stock for services. The shares were valued at their fair market value of $.055 per share or $104,500, which amount was charged to operations during the period.

During August and September 2003 the Company issued 110,000 shares of common stock in exchange for cash aggregating $55,000.

(6)      Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 and the period from inception to September 30, 2003, the Company incurred net losses of $259,470 and $2,154,217 and has working capital and stockholder deficits of $171,028 at
September 30, 2003. In addition, the Company has no revenue generating operations.

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

(7)      Subsequent Event

During October 2003 the Company issued 2,000,000 shares of its common stock for services to affiliates, and certain consultants. These shares will be valued at their fair market value on the date it was agreed they would be issued and the value will be charged to operations.

Plan of Operations

FORWARD-LOOKING STATEMENTS
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this Plan of Operations, Liska Biometry, Inc. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "should,"
"anticipates" or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the following: (a) our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing; (b) because we have no operating history or revenues or products pertaining to our biometrics based business, it will be difficult for you to evaluate our business and financial prospects; (c) because we are a new business, we are subject to financial and operational risks; (d) if we fail to keep pace with the rapidly changing market of fingerprint identification, our revenues and financial condition will be negatively affected; (e) we may be unable to overcome competitive forces; (f) we face patent protection risks; and
(g) other risk factors which are discussed in our Form 10-KSB for the period ending December 31, 2002 which may be reviewed at www.sec.gov.

OUR OPERATIONS FROM OUR INCEPTION TO SEPTEMBER 2003:
Corporate History
We are a development stage company that was formed to engage in the business of selling mortgage related products on the Internet. After a period of inactivity, in approximately late April 2001, we changed our business plan to engage in the marketing of a cleaning process for large-scale water and fluid treatment, filtering, and storage facilities. On August 1, 2000, we obtained from Floran
Technologies, Inc. a license to market, sell, and distribute rights from certain cleaning process technologies for large-scale water and fluid treatment, filtering, and storage facilities. On April 30, 2001, Floran Technologies, Inc.
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

Since the March 26, 2002 stock sale to Kojon Biometrics, Inc., Lam Ko Chau has been our controlling shareholder, President, and sole director.

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

On August 1, 2003, we issued 150,000 shares of our common stock to Kojon
Biometrics, Inc., in exchange for consulting services for research and development, rendered by Lam Ko Chau, on behalf of Kojon Biometrics, Inc. and to reimburse expenses paid by Kojon in the amount of $64,152. On August 14, 2003,
Kojon distributed 60,000 of these shares to its shareholder, B Investments,
Inc., an Oregon corporation, which is owned and controlled by Jean Babalis. On
August 14, 2003, Kojon distributed 16,000 of these shares to its shareholder,
Protec International SA, a Belize corporation, which is controlled by Richard
C. Pike. On August 14, 2003, Kojon distributed 20,000 of these shares to its shareholder, Spencer Chen. On August 14, 2003, Kojon distributed 40,000 of these shares to its shareholder, G. Bryan Thomas.

Intellectual Property
Our President, Lam Ko Chau, having previously made certain inventions and discoveries, filed the following patents with the United States Patent and
Trademark Office for a method and system for fingerprint encoding and authentication: (a) US Provisional Patent Application Serial No. 60/312,371,
entitled "Method and System for Fingerprint Encoding and Authentication," filed on August 16, 2001; and (b) US Patent Application Serial No. 09/965,809,
entitled "Method and System for Fingerprint Encoding and Authentication," filed on October 1, 2001. On August 15, 2002, our President, Lam Ko Chau, filed a PCT
International Patent Application PCT/CA02/01274, entitled "Method and System for
Fingerprint Encoding and Authentication" with the World Intellectual Property
Organization. The World Intellectual Property Organization, headquartered in
Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. As of July 28, 2003, none of these patent applications have been approved. On February 27, 2003, our
President, Lam Ko Chau, assigned the right, title and interest to all of these patent applications to us for consideration of $1. This assignment forms the basis of our plan to engage in the fingerprint encoding and authentication business.

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

Material Agreements
Agreement with Chris LeClerc
On August 11, 2003, we entered into an agreement with Christopher J. LeClerc, to provide us with services as our Chief Operating Officer. Mr. LeClerc's services are to begin upon such dates as we receive funding in the amount of $100,000. If we do not receive funding on or before December 31, 2003, the agreement will become null and void. We are required to pay Mr. LeClerc an annual salary of
$48,000 for his services, which will be paid bi-weekly in arrears once Mr.
LeClerc's services are commenced, if ever. Mr. LeClerc is eligible to participate in any stock option plan that we establish and is eligible to receive an annual bonus as determined by our Board of Directors. Mr. LeClerc may terminate the agreement at any time upon 90 days written notice to our Board of
Directors. We may terminate the agreement at any time with or without cause. We may be unable to receive funding in the amount of $100,000 upon acceptable terms or at all; as such, Mr. LeClerc may never serve as our Chief Operating Officer.

Agreement with Jeffrey L. Hall
On August 11, 2003, we entered into an agreement with Jeffrey L. Hall, to provide us with services as our Vice President of Marketing. Mr. Hall's services are to begin upon such dates as we receive funding in the amount of $100,000. If we do not receive funding on or before December 31, 2003, the agreement will become null and void. We are required to pay Mr. Hall an annual salary of
$48,000 for his services, which will be paid bi-weekly in arrears once Mr.
Hall's services are commenced, if ever. Mr. Hall is eligible to participate in any stock option plan that we establish and is eligible to receive an annual bonus as determined by our Board of Directors. Mr. Hall may terminate the agreement at any time upon 90 days written notice to our Board of Directors. We may terminate the agreement at any time with or without cause. We may be unable to receive funding in the amount of $100,000 upon acceptable terms or at all; as such, Mr. Hall may never serve as our Vice President of Marketing.

FUTURE PLAN OF OPERATIONS

Our Plan of Operations is contingent upon receiving adequate financing to meet estimated costs of $1,077,250. Currently, we do not have sufficient funds to conduct any aspect of our Plan of Operations. In addition, we have not located a financing source which would provide us with sufficient funds to implement our
Plan of Operations. If and only if we are able to obtain funding of $1,077,250, we plan to conduct the following Plan of Operations over a period of twelve months

Appoint Executive Management Team
We will attempt to fill the following full-time positions as our executive management:
     o    Chief Operating Officer;
     o    Chief Financial Officer; and
     o    Vice President - Sales & Marketing

We estimate total annual salary expenditures of $198,000, composed of a $48,000 salary for each of the above positions. In addition, our Chief Executive
Officer's salary will be $54,000.

Hire Engineering Team
We plan to hire the following positions that will comprise our engineering team which will develop our fingerprint technology:
     o    One Chief Scientist;
     o    Two full-time software engineers; and
     o    One full-time software/hardware engineer.

The annual salary costs associated with these positions is $120,000, comprised of the following annual salaries: (a) Chief Scientist $12,000; and (b) three
Engineers each at $36,000.

Capital Expenditures
We intend to purchase capital equipment for our research and development, which will consist primarily of computer hardware. The estimated cost of this equipment is approximately $12,500.

Engage Business Development Consultants
We intend to contract out our business development function to consultants, who will identify marketing opportunities for our products and services. The estimated annual expenditures for the business development consultants are
$60,000.

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

Develop and Initiate Marketing Effort
Our Vice President of Marketing will survey key markets and customers to develop a strategy for brand name recognition, including marketing efforts associated with the following government agencies:
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

Develop Software Algorithms
We will use third party developed live-scan fingerprint scanners to develop our initial proprietary software algorithms to reach our proof of concept stage and illustrate the differentiating features of our embedded software algorithms -
that is, the capability to measure the stable content of a fingerprint image and to express it as a short numeric output. For a given legible and distinct fingerprint input, the output number is expected to be distinct from person to person. Our algorithm development will be directed by our President, Lam Ko
Chau, and accomplished by a team of engineers. We estimate that the total expenditure for algorithm development will be $10,000.

Development of Fingerprint Scanner Prototype
We will attempt to build our own scanner to the specifications of our patent-pending algorithms. We estimate that the cost of outsourcing labor and materials to build this scanner will be approximately $100,000.

Manufacturing
We will pre-qualify prospective contract third-party manufacturing firms to manufacture our fingerprint technology-related products. We expect that most of the technological components of the fingerprint scanner can also be outsourced to third-party manufacturers.

Hire Director of Manufacturing
We will also interview and hire a Director of Manufacturing who will be required to have a background in electro-optical and mechanical engineering. Our Director of Manufacturing will oversee the manufacturing process of our third party manufacturers for quality control purposes. We intend to hire the Director of
Manufacturing at a maximum annual salary of $60,000.

Testing of Prototype
We will submit our prototype product to the following government regulatory agencies:
     o    Department of Defense Biometrics Management Office, which provides testing and analysis of biometric products to be considered by the
          Department of Defense;
     o    National Institute for Standards and Technology, which performs acceptance testing for the Department of Justice Management Division;
          and
     o    Joint Interoperability Test Command, which makes sure those persons, machines and computers across all branches of the military can communicate with each other.

We will also consult with commercial organizations that set standards in the commercial sector, including BioAPI Consortium, the International Biometrics
Group, and the International Biometrics Industry Association, to design and build a fingerprint technology system that: (a) meets customer needs on an up-to-date basis; (b) has the ability to operate and integrate two or more different systems, such as the Federal Bureau of Investigation that uses a "10 rolled print" identification process and the Immigration and Naturalization
Service which uses a "2 index finger plain print" identification process; and
(c) meets Department of Defense regulations and criteria and interoperability guidelines.

Hire Business Development Manager, Applications Engineer, and Marketing Programs
Manager
During our prototype testing stage, as reflected above, we will hire an experienced Business Development Manager, an Applications Engineer, and
Marketing Programs Manager. We intend to pay the following salaries: (a)
Business Development Manager $60,000; (b) Applications Engineer $36,000; and
(c) Marketing Programs Manager $36,000. Compensation will include base salary, bonuses and stock options.

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
     o    We will determine from prospective and actual commercial and government clients what their existing needs are for a biometric based system;
     o    We will use information from the following sources to determine trends in the commercial and government markets: (a) biometric organizations;
          (b) our own general market study; and (c) conduct research on the
          Internet regarding our competition.

The approximate expenditure for the second phase of our marketing campaign, including compensation is $215,000.

Open and Operate United States Office
We plan to open a United States office to establish a United States presence of our proposed product and our brand name. The purpose of this United States office will be to market, sell, and third party manufacture our products in the
United States. This office will be staffed by: (a) Chief Operating Officer; (b)
Vice President of Marketing and Sales; and (c) Director of Manufacturing. Each
of these individuals will earn a salary of $48,000 for total salary costs of
$144,000. The approximate expenditures for opening and operating the United
States office is $17,750.

Financial Considerations
We have no cash resources from which to conduct any operations or pursue our proposed business plan. As of September 30, 2003, we had $478 of cash;
accordingly, we will be unable to fund any operations from our current cash position. Although our President plans to loan us funds to conduct our operations, we have no agreement with our President to do so and our President is under no obligation to loan us funds. Accordingly, there are no assurances that we will receive loans from our President. Moreover, there are no assurances that our President will have sufficient funds to make these loans. In addition, we have no compensation agreements to our President in connection with any loans he may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our Plan of Operations, we will need additional financing through traditional bank financing or a debt or equity offering;
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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2003, we had limited cash resources of $478. We do not have any other internal sources of working capital. As of September 30, 2003, all required administrative expenses are being paid by our President and from sales of our common stock.

We did not receive any revenues during the 12 months ended September 30, 2003.
We do not anticipate earning revenues, if any, until such time as we accomplish our Plan of Operations in the fingerprint encoding and authentication business.
Our Plan of Operations will be subject to receiving substantial financing, which we may be unable to obtain.

At the present time, we have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future.
Our existing working capital will not be sufficient to fund the continued
implementation of our future Plan of Operations and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity securities which is subject to the following significant risks: (a) there can be no assurance that equity financing will be available as needed or on terms favorable to us;
and (b) equity financing may dilute the ownership of our shareholders. We currently have no firm commitments from any party to provide us with any additional working capital or any type of financing. If we do not have sufficient working capital, it is likely that we will have to cease operations.

RESULTS OF OPERATIONS:
We have never had revenues from operations. Our accumulated losses since our inception were incurred for our formation and operating expenses. As of approximately March 2002, in connection with our change of control, we decided to pursue a business plan consisting of providing fingerprint encoding and authentication services; however, to date, we have not accomplished any steps towards developing this business plan.

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

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2003, or subsequent to
September 30, 2003 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Legal Proceedings
We may become subject to legal proceedings in our business. We are not aware of any legal proceedings which will likely have a material affect on our business.

Changes in Securities
On June 26, 2003, we issued 1,000,000 shares of our common stock to Lane Capital
Markets, LLC as payment for services rendered to us and for $55,000 which we owed to Lane Capital Markets, LLC for services rendered to us. Lane Capital
Markets, LLC is owned by John Lane. We valued these shares at a price of $0.055 per share or aggregate of $55,000. We relied upon Section 4(2) and Rule 506 of
Regulation D of the Act for the sale. We believed that Section 4(2) and Rule 506 were available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. John Lane had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director.
We placed legends on the stock certificates stating that the securities were not registered under the Securities Act of 1933 ("Securities Act") and set forth the restrictions on their transferability and sale.

On July 25, 2003, we issued 1,200,000 shares of our common stock to Christopher
J. LeClerc and on October 23, 2003, we issued an additional 1,500,000 shares of our common stock to Christopher J. LeClerc. We issued an aggregate of 2,700,000 shares to Mr. LeClerc in exchange for consulting services relating to our business development. These services were rendered to us from January 1, 2001 until September 30, 2003. We valued 1,200,000 shares at $0.055 per share or an aggregate of $66,000; we valued 1,500,000 shares at $.50 per share or an aggregate of $750,000. We relied upon the exemption provided in Section 4(2) and
Rule 506 of Regulation D of the Securities Act for the offer and sale of the shares. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Christopher J. LeClerc had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 29, 2003, we issued 400,000 shares of our common stock to Manoj Hippola in exchange for consulting services relating to our financial Audit procedures and financial controls, budgeting and Administrative filings, rendered to us between November 7, 2001 and July 25, 2003. We valued these shares at $0.055 per share or an aggregate of $22,000. We relied upon the exemption provided in
Section 4(2) and Rule 506 of Regulation D of the Securities Act for the offer and sale of the shares. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Manoj Hippola had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 29, 2003, we issued 150,000 shares of our common stock to Jeffrey Hall in exchange for consulting services relating to industry analysis and business development, rendered to us between January 1, 2003 and July 25, 2003. We valued these shares at $0.055 per share or an aggregate of $8,250. We relied upon the exemption provided in Section 4(2) and Rule 506 of Regulation D of the
Securities Act for the offer and sale of the shares. We believed that Section
4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Jeffrey Hall had a pre-existing relationship with Lam Ko Chau, our sole
Officer and Director. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 29, 2003, we issued 150,000 shares of our common stock to Anthony
Kerrigone in exchange for general consulting services rendered to us between
January 1, 2003 and July 25, 2003. We valued these shares at $0.055 per share or an aggregate of $8,250. We relied upon the exemption provided in Section 4(2)
and Rule 506 of Regulation D of the Securities Act for the offer and sale of the shares. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Anthony Kerrigone had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On August 1, 2003, we issued 150,000 shares of our common stock to Kojon
Biometrics, Inc., in exchange for consulting services for research and development, rendered by Lam Ko Chau, on behalf of Kojon Biometrics, Inc. and to reimburse expenses paid by Kojon in the amount of $64,152. We relied upon the exemption provided in Section 4(2) and Rule 506 of Regulation D of the
Securities Act for the offer and sale of the shares. We believed that Section
4(2) and Rule 506 were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Kojon Biometrics is controlled by Lam Ko Chau, our sole
Officer and Director. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. On August 14, 2003, Kojon distributed 60,000 of these shares to its shareholder, B Investments, Inc., an
Oregon corporation which is owned and controlled by Jean Babalis. On August 14,
2003, Kojon distributed 16,000 of these shares to its shareholder, Protec
International SA, a Belize corporation which is controlled by Richard C. Pike.
On August 14, 2003, Kojon distributed 20,000 of these shares to its shareholder,
Spencer Chen. On August 14, 2003, Kojon distributed 40,000 of these shares to its shareholder, G. Bryan Thomas.

On October 16, 2003, we issued 500,000 shares of our common stock to Apollo
Holdings Limited, in exchange for consulting services relating to financial consulting in the European Markets particularly Germany. These services were rendered by Chris Bonvini on behalf of Apollo Holdings Limited. We valued these shares at $0.50 per share or an aggregate of $250,000. We relied upon the exemption provided in Section 4(2) and Rule 506 of Regulation D of the
Securities Act for the offer and sale of the shares. We believed that Section
4(2) and Rule 506 were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On August 26, 2003, we sold 50,000 shares of our common stock to our existing shareholder, G. Bryan Thomas, at a price of $0.50 per share or an aggregate of
$25,000. We relied upon Section 4(2) and Rule 506 of Regulation D of the
Securities Act for the sale. We believed that Section 4(2) and Rule 506 were available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. G. Bryan
Thomas had a pre-existing relationship with Lam Ko Chau, our sole Officer and
Director. G. Bryan Thomas represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On August 26, 2003, we sold 20,000 shares of our common stock to Spencer C.
Chen, at a price of $0.50 per share or an aggregate of $10,000. We relied upon
Section 4(2) and Rule 506 of Regulation D of the Securities Act for the sale. We believed that Section 4(2) and Rule 506 were available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Spencer C. Chen had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director. Spencer C. Chen represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 18, 2003, we sold 40,000 shares of our common stock to Dr. Javaid
I. Sheikh, at a price of $0.50 per share or an aggregate of $20,000. We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act for the
sale. We believed that Section 4(2) and Rule 506 were available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Dr. Javaid I. Sheikh had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director.
Javaid I. Sheikh represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On November 7, 2003, we sold 40,000 shares of our common stock to Steven
Grzywacz, at a price of $0.50 per share or an aggregate of $20,000. We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act for the
sale. We believed that Section 4(2) and Rule 506 were available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Steven Grzywacz had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director. Steven Grzywacz represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 7, 2003, we sold 36,000 shares of our common stock to Mark
Ouellette, at a price of $0.50 per share or an aggregate of $18,000. We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act for the
sale. We believed that Section 4(2) and Rule 506 were available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Mark Ouellette had a pre-existing relationship with Lam Ko Chau, our sole Officer and Director. Mark Ouellette represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Defaults Upon Senior Securities
None.

Submission of Matters to a Vote of Security Holders
None.

Other Information
None.

Exhibits and Reports on Form 8-K
 (a)     Exhibits and Index of Exhibits

Exhibit
Number                         Description
 3.1     Articles of Incorporation of 3045 Corporation dated October 26, 1999(1)
 3.2     Bylaws of 3045 Corporation dated October 25, 1999(1)
10.1     Assignment dated February 27, 2003(2)
10.2     Agreement with Chris LeClerc(3)
10.3     Agreement with Jeffrey L. Hall(3)
31.1     Certification of Chief Executive Officer and Chief Financial Officer
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------
  (1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045
        Corporation's Form SB-2 registration statement, file # 333-94265.
  (2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska
        Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.
  (3) Denotes previously filed exhibits: filed on August 15, 2003 with Liska
        Biometry, Inc.'s Form 10-QSB for the period ended June 30, 2003.

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the year ended December 31, 2002 which was filed on July 28,
2003, for the year ended December 31, 2001 which was filed on May 30, 2003; and
for the year ended November 30, 2000 which was filed on January 3, 2001; (b) our
Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14,
2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003;
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

Dated: November 12, 2003

Liska Biometry, Inc.

By: /s/ Lam Ko Chau
        Lam Ko Chau, President, Chief Financial Officer
        and Principal Accounting Officer

