Form 10KSB
period 2003-12-31
LISKA BIOMETRY INC
filed 2004-04-07
CIK 1102065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
              For year ended December 31, 2003

    __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
              For the transition period from ___ to ___

                              LISKA BIOMETRY, INC.
             (Exact name of registrant as specified in its charter)

        Florida                    333-94265                   061562447
    (State or other         (Commission File Number)        (I.R.S Employer
    jurisdiction of                                        Identification No.)
    incorporation)

                  6066 Vineyard Drive, Ottawa, Ontario K1C 2M5
                    (Address of principal executive offices)

                                 (613) 837-1909
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

--------------------------------------------------------------------------------

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

State Issuer's revenues for its most recent fiscal year. $0.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of December 31, 2003 was approximately $0 based upon the average bid and ask price as reported on the Over the Counter Market as of December 31, 2003.

As of December 31, 2003, there were 15,434,275 shares of our common stock issued and outstanding. As of March 31, 2004, there were 15,534,275 shares of our common stock issued and outstanding.

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
                          YEAR ENDED DECEMBER 31, 2003

PART I

PART II

Item 8      Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure .......................... 23
Item 8A     Controls and Procedures ...................................... 23

PART III

Item 9      Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act ... 23
Item 10     Executive Compensation ....................................... 24
Item 11     Security Ownership of Certain Beneficial Owners

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
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties including the following: (a) Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing; if we fail to do so, we will be forced into liquidation and you will lose your entire investment; (b) Because we have no operating history pertaining to our biometrics based business, it will be difficult for you to evaluate our business and financial prospects; (c) We have no products and we have no revenues; (d) Our business is a new business, which subjects us to financial and operational risks; (e) Our operations are subject to all of the risks inherent in a new business enterprise; (f) We are an early stage business in a new and rapidly evolving market; (g) If we fail to keep pace with the rapidly changing market of fingerprint identification, our revenues and financial condition will be negatively affected; (h) We may be unable to overcome competitive forces in industry; (i) We are subject to substantial regulation; (j) We face patent protection risks; (k) All of our management decisions are made by our sole officer and director, Lam Ko Chau; (l) Our management has significant control over stockholder matters; (m) Our operations are subject to possible conflicts of interest; (n) There is no assurance that our research and development of a fingerprint biometrics technology will ever reach a proof of concept stage or that we will have a final workable demontration model that incorporates such technology; and (o) There is no trading market for our common stock and a trading market may never develop.

Item 1. DESCRIPTION OF BUSINESS
ORGANIZATIONAL BACKGROUND AND HISTORY
We are a development stage company that was incorporated in the State of Florida on October 26, 1999. We are authorized to issue 100,000,000 shares of common stock. As of March 31, 2004, there were 15,534,275 shares of our common stock outstanding. We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are currently located at 6066 Vineyard Drive,
Ottawa, Ontario Canada K1C 2M5. Our telephone number at this address is (613)
837-1909.

We are a development stage company. We have earned no revenues since our inception. In addition, we have sustained losses since our inception.

BUSINESS DEVELOPMENT:
From January 1, 2001 to June 26, 2001, we were known as Floran International,
Inc. At that time our business plan was to market a cleaning process water technology for large scale water and fluid treatment. Our business plan was based upon a license agreement we had with Floran Technologies, Inc.

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

On March 26, 2002, Paragon Management and Marketing, Inc., our majority shareholder at the time, sold 9,000,000 shares of our common stock to Kojon
Biometrics, Inc., a Canadian Corporation, in exchange for $100,000. Of this amount, Kojon Biometrics, Inc. paid $40,000 in cash. Paragon Management and
Marketing, Inc. exchanged the remaining balance due for 100,000 shares of Kojon
Biometric, Inc.'s common stock. Lam Ko Chau, our President and sole director, is the majority shareholder of Kojon Biometrics, Inc. through his ownership of
3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau is the President and a Director of Kojon Biometrics, Inc. As a result of the transaction:
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

Our President, Lam Ko Chau, having previously made certain inventions and discoveries, filed the following patents with the United States Patent and
Trademark Office for a method and system for fingerprint encoding and authentication: (a) US Provisional Patent Application Serial No. 60/312,371
entitled "Method and System for Fingerprint Encoding and Authentication", filed on August 16, 2001; and (b) US Patent Application Serial No. 09/965,809 entitled
"Method and System for Fingerprint Encoding and Authentication", filed on
October 1, 2001. On August 15, 2002, our President, Lam Ko Chau, filed a PCT
International Patent Application PCT/CA02/01274 entitled "Method and System for
Fingerprint Encoding and Authentication" with the World Intellectual Property
Organization. The World Intellectual Property Organization, headquartered in
Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. As of March 31, 2004, these patent applications are pending and none of them have been approved. On February
16, 2004 we entered the Canadian National Phase with the Commissioner of
Patents, Ottawa-Gatineau, Canada, regarding the August 15, 2002 International
PCT Application No. PCT/CA2002/001274 at the receiving office in Canada claiming priority on U.S. Patent Application Serial Number 60/312.371 filed on August 16,
2001 and U.S. Patent Application Serial Number 09/965,809 filed on October 1,
2001. On February 27, 2003, our President, Lam Ko Chau, assigned the right, title and interest to all of these patent applications to us for consideration of $1.

Since Lam Ko Chau became our President in March 2002, our plan has been to develop a business plan to develop, manufacture, market and integrate computer-based products and services pertaining to the identification of individuals by employing "biometric" technology. Biometric technology is the science involving the identification of individuals through the measurement of distinguishing biological characteristics. To date, as more fully detailed on page 18, we have not completed research or development of our proposed fingerprint encoding and authentication business and we have developed no products. In addition, we have neither formulated nor commenced a Plan of
Operations pertaining to this business.

MATERIAL AGREEMENTS

Agreement with Lane Capital Markets, LLC
On August 8, 2002, we entered into an agreement with Lane Capital Markets, LLC, a Connecticut limited liability company ("LCM"), whereby LCM agreed to provide us with consulting and investment banking services until August 8, 2003. We agreed to pay LCM an initial fee of $5,000 upon execution of the agreement and a monthly fee of $5,000 for twelve months. In addition, we agreed to issue LCM
1,000,000 shares of our common stock, if LCM provided us with sufficient capital or resources to develop our products on or before August 8, 2003. We also agreed to pay LCM ten percent (10%) of any funds raised by them. Because we had insufficient funds to pay LCM the cash portion of their fees and they had provided us with certain consulting services, on June 20, 2003, we entered into a revised agreement with LCM, which released both parties from all terms, conditions and obligations set forth under the August 8, 2002 agreement. In accordance with the terms of the June 20, 2003 agreement, we issued 1,000,000 shares of our restricted common stock to LCM, and LCM released us from the obligation to pay outstanding cash fees of $55,000, represented by the initial fee of $5,000 and the $5,000 monthly fee for ten months.

Agreement with Anthony Kerrigone
On or about January 1, 2003, we entered into a verbal agreement with Mr. Anthony
Kerrigone to provide us with the following services: (a) advise us on the requirements to have our common stock quoted on the OTC Bulletin Board and the filing of a Form 15c-211 application to the National Association of Security
Dealers; (b) advise us and attend meetings regarding the implications of our capital structure and possible issuance of warrants; and (c) meet with attorneys and accountants to discuss securities related matters relevant to Securities and
Exchange Commission filings and auditing activities.

In exchange for the services rendered through July 25, 2003 by Anthony
Kerrigone, we issued Mr. Kerrigone 150,000 restricted shares of our common stock.

Agreement with Oftring & Company, Inc.
On July 3, 2003, we entered into a non-exclusive written agreement with Oftring
& Company, Inc., a Massachusetts Corporation ("Oftring"). Under the terms of this agreement, Oftring agreed to assist us in obtaining equity financing in an amount not to exceed $600,000. In exchange for the services to be provided to us by Oftring, we agreed to pay Oftring twelve percent (12%) of any funds raised by them and warrants to purchase shares of common stock equal to twelve percent
(12%) percent of any cash raised by Oftring. This agreement was due to expire on
July 3, 2004. On March 8, 2004, we and Oftring both agreed in writing to terminate the agreement "unequivocally and without any claims of cost."

Agreement with Apollo Holdings, Ltd.
On or about October 16, 2003, we entered into a verbal agreement with Apollo
Holdings, Ltd., a Gibraltar Limited Liability Company whose sole officer, director, and shareholder is Chris Bonvini, to provide us with consulting services in the area of global marketing and potential strategic alliances with companies that will integrate biometric related computer hardware and software components and network infrastructure and with foreign governments. More specifically, Apollo Holdings agreed to furnish the Company with the following services: (a) to act as our advisor regarding existing and potential global marketing of our future products and services; (b) to solicit strategic alliances and global partnerships on our behalf; and (c) to analyze our business and make recommendations regarding expansion and development, including due diligence investigation of potential merger and/or acquisition candidates.

In exchange for the services rendered through December 31, 2003 by Apollo
Holdings, Ltd., we issued Apollo Holdings, Ltd. 500,000 restricted shares of our common stock.

Agreement with James Cundiff
On or about November 28, 2003, we entered into a verbal agreement with Mr. James
Cundiff to provide us with consulting services in the area of marketing our future products/services to potential customers and to be a liaison with senior government officials and lobby groups affiliated with the United States military. More specifically, James Cundiff verbally agreed to furnish us with the following services: (a) advise with respect to existing and potential marketing of our future products/services; and (b) analyze our business and make recommendations regarding expansion and development, including due diligence investigation of potential merger and/or acquisition candidates.

In exchange for the services rendered through December 31, 2003 by James
Cundiff, we issued Mr. Cundiff 40,000 restricted shares of our common stock.

Agreement with Todd Moore
On or about December 23, 2003, we entered into a verbal agreement with Todd
Moore to provide us with consulting services in the area of business development and marketing. More specifically, Todd Moore verbally agreed to furnish us with the following services: (a) advise us on existing and potential marketing of our future products/services with Western European countries and principalities; and
(b) analyze our existing business and make recommendations regarding expansion and development, including due diligence and investigation of strategic European alliances and/or European partnerships, and European market research and sales initiatives.

In exchange for the services rendered through December 31, 2003 by Todd Moore, we issued Mr. Moore 260,000 restricted shares of common stock in the Company.

Agreement with David Clark and Peter Wrage
On March 27, 2004, we entered into a written agreement with David Clark and
Peter Wrage (referred to in the agreement as "the Partners"), to provide us with the following services: (a) assistance with the definition and strategic positioning of our products and advisory services regarding potential new or related products and services; (b) development of a marketing strategy to allow us to penetrate key market areas around the world; (c) provide introductions to major government, international organizations and companies that are involved in security and biometrics; and (d) assist in negotiations of contract with such organizations. In return for these services, we agree to pay the following compensation: (a) a monthly fee of $2,000, plus all reasonable expenses; (b)
retainer fees to be accrued and not paid to us, and be carried as an interest free payable to the Partners, until such time that we achieve investment capital amounting to a minimum of $1,000,000; (c) for revenue-based achievements
(contracts) involving work by the Partners, a bonus of four percent (4%) of the contract value in the contract; (d) for non-revenue achievements, a fair and reasonable bonus will be payable to the Partners as determined by our Board of
Directors; (e) payments of bonuses in accordance with (c) or (d) may be in the form of shares of our common stock with a mutual agreement between us and the
Partners. In consideration of the engagement with the Partners, we agree to issue 100,000 restricted shares of our common stock upon the signing of the agreement and 400,000 restricted shares of our common stock upon signing of the agreement, but such shares will not be delivered to the Partners until they have played a major role in delivering tangible benefits to us, as determined by our
Board of Directors. The term of the agreement is from April 1, 2004 to March 31,
2005.

We are subject to the following risks:

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS CONTINGENT UPON OUR ABILITY TO
ATTAIN PROFITABLE OPERATIONS AND SECURE FINANCING; IF WE FAIL TO DO SO, WE WILL
BE FORCED INTO LIQUIDATION AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.
Our independent auditors, Stark Winter Schenkein & Co. LLP, have issued their report and opinion regarding our balance sheet as of December 31, 2003, and related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002, expressing substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2003 and for the period from our inception to December 31, 2003, we incurred net losses of $1,873,468 and $3,768,215, respectively. In addition, we had working capital and stockholders deficits of $231,514 at December 31, 2003. Accordingly, our ability to continue as going concern is contingent upon our ability to attain profitable operations and secure financing and must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive forces in which we operate.
Although we will attempt to obtain equity financing for our operations, if we fail to do so, we may be unable to pay our obligations, pursue our Plan of
Operations, or attain revenue producing operations, and we will be forced into liquidation, in which case you will lose your entire investment.

OUR ISSUANCE OF SHARES OF OUR COMMON STOCK TO CONSULTANTS HAS DILUTED THE
INTEREST OF OTHER SHAREHOLDERS.
Our management has issued 4,350,000 shares of our common stock or 28% of our outstanding shares to consultants in accordance with verbal agreements we have with these consultants. Our issuance of these shares to the consultants substantially dilutes the ownership interest of our other shareholders.

BECAUSE OUR AGREEMENTS WITH CONSULTANTS ARE VERBAL, IT WILL BE DIFFICULT IF NOT
IMPOSSIBLE TO ENFORCE SUCH AGREEMENTS.
We have agreements with consultants requiring them to provide certain services to us. Because these agreements are verbal and there is no written document or record of the terms of those agreements, should we attempt to enforce these agreements, it will be difficult if not impossible to enforce the terms of those agreements.

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

OUR BUSINESS IS A NEW BUSINESS, WHICH SUBJECTS US TO FINANCIAL AND OPERATIONAL
RISKS.
Our operations are subject to all of the risks inherent in a new business enterprise. We currently have no revenues or products and we have no operating history. As a new business enterprise, we are subject to risks of cash shortages, substantial product development expenses and increasing losses. We do not anticipate positive cash flow at any time in the foreseeable future; even if we obtain positive cash flow, we cannot give assurances that we will be operating at break-even levels at that time or in the future.

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

WE MAY BE UNABLE TO OVERCOME COMPETITIVE FORCES IN OUR INDUSTRY, WHICH WOULD
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
Competitive pressures or other factors could cause us to lose market share if it develops at all, or result in significant price erosion, either of which would have a material adverse effect on our results of operations. For further information regarding our competition, please see page 11 of this Form 10-KSB.

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

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OVER STOCKHOLDER MATTERS, WHICH MAY
AFFECT THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE OUR ACTIVITIES.
Our sole officer and director, Lam Ko Chau, owns 39.73% of our outstanding common stock, and Christopher LeClerc, our key consultant, owns 17.38%. As such,
Mr. Chau and Mr. LeClerc collectively own 57.11%, and as such together control the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of
Incorporation and approval of significant corporate transactions. Additionally,
Mr. Chau and Mr. LeClerc could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

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

REVENUES:
We have had no revenues in connection with our fingerprint encoding business.

OUR CUSTOMERS:
As of December 31, 2003, and as of the date of this Form 10-KSB, we have had no customers. Although we plan to engage in the fingerprint encoding and authentication business, there are no assurances that we will develop any customers for our products. Because our customers potentially include United
States government agencies, including branches of the United States military, there is a risk that we will become dependent upon one or a few customers.

GEOGRAPHIC MARKETS:
As of December 31, 2003, and as of the date of this Form 10-KSB, we have not developed our marketing plan or the products for our proposed fingerprint encoding and authentication business; as such, we are unable to determine what our geographic markets will be.

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

Corporations
o  Financial institutions;
o  Child care;
o  Securities and gaming agencies; and
o  Large retail organizations.

MARKETING:
As of March 31, 2004, we had not developed a marketing program for our proposed fingerprint encoding and authentication operations; however, our plan is to hire a Chief Operating Officer and Director of Sales and Marketing to direct our sales activities. If and only if we have our prototype product built and we complete the initial beta testing, we may hire additional sales associates to conduct direct sales.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS:
We will rely upon third party manufacturers to manufacture our computer technology components that comprise our fingerprint scanners and other products.
As such, we do not anticipate being dependent upon raw materials or suppliers for our proposed fingerprint encoding and authentication operations.

PATENTS, TRADEMARKS AND LICENSES:
On August 16, 2001, Lam Ko Chau, our President, filed a provisional United
States (U.S.) patent application in the U.S. Patent and Trademark Office
(USPTO), entitled "Method and System for Fingerprint Encoding and
Authentication" and having serial number No. 60/312,371. On October 1, 2001, Lam
Ko Chau, our President, filed a non-provisional U.S. patent application in the
USPTO, entitled "Method and System for Fingerprint Encoding and Authentication",
having serial number No. 09/965,809 and claiming the benefit of said provisional
U.S. patent application. On August 15, 2002, Lam Ko Chau, our President, filed a
PCT International Patent Application with the Canadian Intellectual Property
Office (CIPO) acting as Receiving Office under the Patent Cooperation Treaty
(PCT), entitled "Method and System for Fingerprint Encoding and Authentication",
having serial number PCT/CA02/01274 and claiming priority from said provisional
U.S. patent application and said non-provisional U.S. patent application. A
Petition to Make Special (PTMS) was filed in the USPTO on December 23, 2002 in order to accelerate the examination proceedings in respect of said non-provisional U.S. patent application and said petition was granted on
September 2, 2003. On February 27, 2003, Lam Ko Chau, our President, assigned the right, title and interest in and to all of the aforementioned patent applications to Liska Biometry Inc. for consideration of $1. On July 18, 2003, we assigned the right, title and interest in and to all of the aforementioned patent applications to Liska Biometry Inc., a Florida Corporation for
consideration of $1. The two aforementioned assignments were recorded with the
USPTO on March 20, 2003 and on July 23, 2003, respectively. On February 16,
2004, said PCT International Patent Application entered the National Phase in
Canada in the name of Liska Biometry Inc., a Florida Corporation. As of March
31, 2004, said non-provisional U.S. patent application and the Canadian National
Phase patent application were pending before their respective patent offices, with no office actions having yet been received.

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

REGULATORY MATTERS/EFFECT OF EXISTING GOVERNMENTAL REGULATIONS:
As of December 31, 2003 and through the date of this Form 10-KSB, we have not been subject to government regulations pertaining to our business. Our future operations will be subject to extensive and ever changing federal, state and local laws and regulations.

COST OF COMPLIANCE WITH ENVIRONMENTAL MATTERS:
As of December 31, 2003 and through the date of this Form 10-KSB, we were not subject to environmental regulations or costs. Because the fingerprint encoding and authentication business does not involve the emission of pollutants or other dangerous substances, we do not anticipate being subject to environmental regulations or costs relating to our proposed fingerprint encoding and authentication operations.

RESEARCH AND DEVELOPMENT:
During Fiscal Year 2003 and through the date of this Form 10-KSB, we spent no funds on research and development.

EMPLOYEES:
As of December 31, 2003 and through the date of this Form 10-KSB, our only employee is our sole officer and director, Lam Ko Chau.

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

Item 2. DESCRIPTION OF PROPERTY:
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

During approximately April 2002, we moved our office to 6066 Vineyard Drive,
Ottawa, Ontario Canada K1C 2M5, which is the residence of our President, Lam Ko
Chau. We occupied 600 square feet of our President's residence which was exclusively used for our business purposes. Mr. Chau did not charge us for use of this space.

During approximately May 2003, we moved our offices to 100 Sussex Drive, Ottawa,
Ontario, Canada K1A 0R6. We occupy six offices plus shared lab space totaling
977 square feet. We have a one year lease agreement with the National Research
Council of Canada. Our lease expires on March 31, 2004. We intend to renew our lease with National Research Council upon its expiration. We pay a total of
2,220 Canadian Dollars per month to the National Research Council of Canada, which consists of: (a) $25 (Canadian Dollars) per square foot per year; and (b)
40 Canadian Dollars per month for one external Internet address. Our offices are sufficient to conduct our operations and we have no future plans to operate from any other offices.

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

Item 3. LEGAL PROCEEDINGS
On July 31, 2003, a lawsuit was filed against us, Rutherford Law Offices v.
Liska Biometry, Inc., Circuit court of the Seventh Judicial District, County of
Sangamon, Illinois (Case No. 2003-SC-3998), claiming that we owed Rutherford Law
Offices $3,267,70 for legal services rendered to us, for which we failed to make payment. In August 2003, we paid $1,600 to the Rutherford Law Offices, in settlement of this matter, and the case was dismissed on August 22, 2003.

Apart from this matter, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock had been previously quoted on the OTC Bulletin Board under the symbol "LSKA". In October 2001, our common stock was delisted from the OTC
Bulletin Board for failure to file required periodic filings with the Securities and Exchange Commission. Since that time, our common stock has been quoted on the "Gray Sheets." The high and low bid information for each quarter, if applicable, for the last fiscal year is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

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

We received the above stock information from an Internet-based website,
www.stockhouse.com.

HOLDERS:
As of December 31, 2003, we had approximately 72 holders of record of our common stock. As of March 31, 2004, we had approximately 75 holders or record of our common stock.

ISSUED AND OUTSTANDING STOCK:
As of December 31, 2003, there were 15,434,275 shares of common stock issued and outstanding. As of March 31, 2004, there were 15,534,275 shares of common stock outstanding held by 75 holders of record. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are issued and outstanding.

OPTIONS:
We have no outstanding options.

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
All share and per share amounts below have been adjusted to give effect to this stock split.

On January 1, 2002, pursuant to a verbal agreement, we issued 9,000,000 shares of our common stock to Paragon Management and Marketing, Inc. in exchange for consulting services rendered to us. Paragon Management and Marketing, Inc. is owned and controlled by Joann Parks, who is the mother of Lyndell Parks, our former officer and director. We valued these shares at an aggregate price of
$9,000.

On January 1, 2002, pursuant to a verbal agreement, we issued 2,404 shares of our common stock to G. Bryan Thomas, our former director for services rendered to us as a member of our Board of Directors. We valued these shares at an aggregate price of $2.00. On August 26, 2003, we sold 50,000 shares of our stock to G. Bryan Thomas for a price of $.50 per share or $25,000. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. G. Bryan
Thomas had a pre-existing relationship with Lam Ko Chau, our Officer and
Director. G. Bryan Thomas represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

Pursuant to the terms of a June 20, 2003 written agreement, on June 26, 2003, we issued 1,000,000 shares of our common stock to Lane Capital Markets, LLC, in exchange for Lane Capital Markets, LLC releasing us from our obligation to pay their outstanding cash fees of $55,000 for consulting services they had previously rendered to us. Lane Capital Markets, LLC is owned and controlled by
John Lane.

On July 25, 2003, pursuant to a verbal agreement, we issued 1,200,000 shares of our stock to Christopher LeClerc, our consultant, and on October 23, 2003, pursuant to a verbal agreement, we issued 1,500,000 shares of our stock, in exchange for consulting services related to our business development rendered to us from January 1, 2001 to September 30, 2003. The shares issued to Christopher
LeClerc were valued at a price of $0.055 per share, or an aggregate price of
$66,000. We relied upon Section 4(2) of the Act for the sale. We believed that
Section 4(2) was available because the sale did not involve a public offering.
We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 29, 2003, pursuant to a verbal agreement, we issued 400,000 shares of our stock to Manoj Hippola, our consultant, in exchange for services rendered to us relating to our financial controls, budgeting, and administrative filings rendered to us from November 7, 2002 to July 25, 2003. The shares issued to
Manoj Hippola were valued at a price of $0.055 per share, or an aggregate price of $22,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 29, 2003, pursuant to a verbal agreement, we issued 150,000 shares of our stock to Jeffrey Hall, our consultant, in exchange for consulting services related to industry analysis and business development rendered to us from
January 1, 2003 to July 25, 2003. The shares issued to Jeffrey Hall were valued at a price of $0.055 per share, or an aggregate price of $8,250. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On July 29, 2003, pursuant to a verbal agreement, we issued 150,000 shares of our stock to Anthony Kerrigone in exchange for the following services rendered to us from January 1, 2003 to July 25, 2003. Specifically Mr. Kerrigone provided the following services: (a) advised us on the requirements to have our common stock quoted on the OTC Bulletin Board and the filing of a Form 15c-211 application to the National Association of Security Dealers; (b) advised us and attended meetings regarding the implications of our capital structure and possible issuance of warrants; and (c) met with attorneys and accountants to discuss securities related matters relevant to Securities and Exchange
Commission filings and auditing activities. The shares issued to Anthony
Kerrigone were valued at a price of $0.055 per share, or an aggregate price of
$8,250. We relied upon Section 4(2) of the Act for the sale. We believed that
Section 4(2) was available because the sale did not involve a public offering.
We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On August 1, 2003, pursuant to a verbal agreement, we issued 150,000 shares of our stock to Kojon Biometrics, Inc. in payment for services rendered to us for research and development and to reimburse expanses paid by Kojon Biometrics in the amount of $64,152. Lam Ko Chau, our President and sole director, is the majority shareholder of Kojon Biometrics, Inc. through his ownership of
3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau is the President and a Director of Kojon Biometrics, Inc. The shares were valued at a price of $0.50 per share, or an aggregate price of $75,000. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On August 26, 2003, we sold 20,000 shares of our stock to Spencer C. Chen for a price of $.50 per share or $10,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Spencer C. Chen had a pre-existing relationship with Lam Ko Chau, our Officer and Director. Spencer C. Chen represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 18, 2003, we sold 40,000 shares of our stock to Dr. Javaid I.
Sheikh for a price of $.50 per share or $20,000, and on March 12, 2004, we sold
40,000 shares of our stock to Dr. Javaid I. Sheikh for a price of $.50 per share or $20,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Dr. Javaid I. Sheikh had a pre-existing relationship with Lam Ko
Chau, our Officer and Director. Dr. Javaid I. Sheikh represented to us that he was purchasing the shares for investment purposes without a view towards resale.
We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 16, 2003, pursuant to a verbal agreement, we issued 500,000 shares of our stock to Apollo Holdings Ltd. in exchange for consulting services rendered by Chris Bonvini relating to potential European markets, with emphasis on
Germany. The shares issued to Apollo Holdings Ltd., a corporation registered in
Seychelles is 100% owned and controlled by Chris Bonvini, were valued at a price of $0.50 per share, or an aggregate price of $250,000. We relied upon Section
4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.

On October 27, 2003, we sold 40,000 shares of our stock to Stephen J. Grzywacz for a price of $.50 per share or $20,000, and on February 20, 2004, we sold
60,000 shares of our stock to Stephen J. Grzywacz for a price of $.50 per share or $30,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Stephen J. Grzywacz had a pre-existing relationship with Lam Ko
Chau, our Officer and Director. Stephen J. Grzywacz represented to us that he was purchasing the shares for investment purposes without a view towards resale.
We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On November 4, 2003, we sold 36,000 shares of our stock to Mark Ouellette for a price of $.50 per share or $18,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Mark Ouellette had a pre-existing relationship with Lam Ko Chau, our Officer and Director. Mark Ouellette represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On December 23, 2003, pursuant to a verbal agreement, we issued 260,000 shares of our stock to Todd Moore, our consultant, in exchange for services rendered to us relating to potential European markets. The shares issued to Todd Moore were valued at a price of $0.50 per share, or an aggregate price of $130,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2)
was available because the sale did not involve a public offering. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On December 23, 2003, pursuant to a verbal agreement, we issued 40,000 shares of our stock to James Cundiff, our consultant, in consideration for services rendered to us relating to business development, specifically marketing of our potential products and/or technology. The shares issued to James Cundiff were valued at a price of $0.50 per share, or an aggregate price of $20,000. We relied upon Section 4(2) of the Act for the sale. We believed that Section 4(2)
was available because the sale did not involve a public offering. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Item 6. Management' Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. For purposes of this Management's Discussion and Analysis, the words "we" or "our" refer to Liska Biometry, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe,"
"expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including those risks summarized on pages 7 -10 of this Form 10-KSB.

PLAN OF OPERATIONS
We plan to accomplish the following in our Plan of Operations over a period of
12 months. At the present time we do not have sufficient cash resources to conduct our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of fingerprint encoding and authentication. Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $960,900 and will not commence until we receive such financing.

Our Plan of Operations to Date:

ATTENDING CONVENTIONS:
March 2003-November 2003
From March 4-5, 2003, our Consultants, Chris LeClerc and Jeff Hall, attended the
Homeland & Global Security Summit in Washington, D.C. to enhance our understanding of the procurement process involved with homeland security contracts. The following topics were discussed at this convention: homeland security spending and appropriations, contract and procurement procedures involved with homeland security and defense programs, and homeland security applications of their companies.

From March 6-8, 2003, our Consultant, Jeff Hall, attended the TechNet 2003 convention in Washington D.C. At this convention, The Armed Forces
Communications and Electronics Association, a non-profit association representing government, industry and military professionals in the fields of communications, electronics, intelligence, information systems, imaging and multi-media, brings together industry officials with the goal of encouraging close cooperative relationships among civil government agencies, the military, and industry.

From November 19-20, 2003, our consultant, Jeff Hall, attended the Biometrics
World Executive Conference on Biometrics in Financial Service Applications for
the purpose of understanding our markets and current technologies. At this conference, analysts, consultants, suppliers and users of biometric systems discussed the applications of biometric systems.

Our attendance at these conventions should not be construed as an indication that we will derive any benefits whatsoever from such attendance.

RESEARCH AND DEVELOPMENT
Our research and development work on fingerprint biometrics was originally performed by an affiliated entity, Kojon Biometrics, Inc., from January 1, 2003 to June 30, 2003, for the purpose of conducting a proof of concept demonstration. This project was conducted by our President, Lam Ko Chau, with key team member consultants: Dr. John Watkin, Dr. Ruilin Ma, Dr. Tet Yeap, Mr.
Song Guo, and Mr. Yiming Zhang.

In January 2003 we developed a preliminary demonstration model of our proposed fingerprint technology which provided only a conceptual guide for future development. We continued our development throughout 2003 and attempted to improve our core technology and implement changes in our core software; however, most of our development occurred from September 2003 to December 2003, in which we made further changes to our core software. We still have not reached the final proof of concept stage, and we still do not have a final workable demonstration model. Moreover, a final workable demonstration model is contingent upon us receiving financing, which we may be unable to obtain. As reflected below in our Future Plan of Operations, we will continue to develop our core technology pending adequate financing.

Our Future Plan of Operations:
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
o  1 senior scientific advisor;
o  4 full-time software engineers; and
o  1 full-time software/hardware engineer.

The annual salary costs associated with these positions is $218,400.

CAPITAL EXPENDITURES
We intend to purchase capital equipment for our research and development, which will consist primarily of computer hardware. The estimated cost of this equipment is approximately $12,500.

ENGAGE BUSINESS DEVELOPMENT CONSULTANTS
We intend to sub-contract our business development function to consultants who will assist our management to identify marketing opportunities for our products and services. The estimated annual expenditures for the business development consultants are $54,000.

HIRE EXECUTIVE ASSISTANT
We plan to hire one individual who will be responsible for all the administrative and human resource functions of the Company.

The annual salary costs associated with this position is $30,000.

DEVELOP AND INITIATE MARKETING EFFORT
Our Vice President of Sales & Marketing will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for brand name recognition. Generally this strategy will include working with the following government agencies:
o  Department of Defense Biometrics Management Office and Joint Interoperability
   Test Command;
o  United States Army Communication Electronics Command;
o  National Institute for Standards in Technology;
o  National Security Agency; and
o  Justice Department Management Office.

In addition, we will acquire other market information and contacts by joining key industry group and hiring industry analysts. The annual cost associated with this marketing effort is $43,000.

DEVELOP SOFTWARE ALGORITHMS
We will use third party live-scan fingerprint scanners to develop our initial proprietary software algorithms. Our goal in this regard is to reach the proof of concept stage, illustrating the differentiating features of embedded software algorithms - that is, the capability to measure the stable content of a fingerprint image and to express it as a short numeric output. For a given legible and distinct fingerprint input, the output number is expected to be distinct from person to person. This aspect of our Plan of Operations will be accomplished by the team of engineers that we hire and will be headed by our
Chief Executive Officer, Lam Ko Chau. We estimate that the total expenditure for algorithm development will be $20,000.

DEVELOPMENT OF FINGERPRINT SCANNER PROTOTYPE
We will attempt to have our own scanner built to specifications dictated by our patent-pending algorithms. We estimate the cost of outsourcing labor and materials to build this scanner will be approximately $200,000.

TESTING OF PROTOTYPE
We plan to submit our prototype product to the following government regulatory agencies:
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

The approximate expenditure for the second phase of our marketing campaign, including compensation, is $185,000.

SUMMARY OF ESTIMATED COSTS
Executive Management                                    $198,000.00
Engineering Team                                        $218,400.00
Capital Expenditures                                    $ 12,500.00
Business Development Consultants                        $ 54,000.00
Executive Assistant                                     $ 30,000.00
Initiate Marketing Effort                               $ 43,000.00
Develop Software Algorithms                             $ 20,000.00
Development of FP Scanner Prototype                     $200,000.00
Marketing Campaign: Phase II                            $185,000.00
--------------------------------------------------------------------
TOTAL                                                   $960,900.00

REVENUES.
We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources".
We earned no revenues during Fiscal Year 2003 or in conection with our business plan of fingerprint encoding and authentification. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of
$960,900, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES.
As of December 31, 2003, we had limited cash resources of only $843. We do not have any other internal sources of working capital. All required administrative expenses are currently being paid by our President. We did not receive any revenues during our Fiscal Year 2003 or thereafter. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of
Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2003, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future.
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

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our December 31, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 7. Financial Statements

                              Liska Biometry, Inc.

                              Liska Biometry, Inc.
                                Table of Contents

                                                                    Page
                                                                    ----

   Notes to Consolidated Financial Statements ................... F-6 - F-13

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Liska Biometry, Inc.

We have audited the accompanying consolidated balance sheet of Liska Biometry,
Inc. (A Development Stage Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
(Development Stage Company) as of December 31, 2003, and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 6, 2004

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2003

Assets

Current assets:
      Cash                                                     $          843
                                                               ==============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable and accrued expenses                       $      197,357
   Due to investors                                                    35,000
                                                               --------------
          Total current liabilities                                   232,357
                                                               --------------
Stockholders' (deficit):
   Preferred stock, no par value,
     10,000,000 shares authorized,
     none issued or outstanding                                             -
   Common stock, no par value,
     100,000,000 shares authorized,
     15,434,275 shares issued and outstanding                       2,112,829
   Additional paid in capital                                       1,060,203
   Stock subscriptions                                                365,000
  (Deficit) accumulated during the development stage               (3,768,215)
                                                               --------------
                                                                     (230,183)
  Other comprehensive income:
    Foreign exchange translation adjustment                            (1,331)
                                                               --------------
                                                                     (231,514)
                                                               --------------
                                                               $          843
                                                               ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Years Ended December 31, 2003 and 2002 and
                 Inception (August 1, 2000) to December 31, 2003

                                                    Year Ended       Year Ended      Inception to
                                                   December 31,     December 31,     December 31,
                                                       2003             2002             2003
                                                  --------------   --------------   --------------
Sales                                             $            -   $          -     $        8,000
Cost of goods sold                                             -                -              892
                                                  --------------   --------------   --------------
Gross profit                                                   -                -            7,108
                                                  --------------   --------------   --------------
Operating expenses:
   Impairment of license                                       -                -           58,812
   Selling, general and administrative expenses        1,873,468           40,746        3,716,761
                                                  --------------   --------------   --------------
                                                       1,873,468           40,746        3,775,573
                                                  --------------   --------------   --------------
(Loss) from operations                                (1,873,468)         (40,746)      (3,768,465)
                                                  --------------   --------------   --------------
Other income (expense):
   Other income                                                -                -              250
                                                  --------------   --------------   --------------
Net (loss)                                        $   (1,873,468)  $      (40,746)  $   (3,768,215)
                                                  ==============   ==============   ==============
Per share information - basic and fully diluted:
  Weighted average shares outstanding                 12,093,661        9,898,275        3,940,417
                                                  ==============   ==============   ==============
  Net (loss) per share                            $        (0.15)  $        (0.00)  $        (0.96)
                                                  ==============   ==============   ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                Consolidated Statement of Stockholders' (Deficit)
                 Inception (August 1, 2000) to December 31, 2003

                                                                                                (Deficit)
                                                                                               Accumulated
                                                       Additional                  Currency     During the
                                    Common Stock        Paid in        Stock      Translation  Development
                                Shares      Amount      Capital    Subscriptions  Adjustment      Stage       Total
                              ----------  ----------  ----------  -------------  -----------  -----------  -----------

Inception                              -  $        -  $        -  $           -  $         -  $         -  $         -

Issuance of founders shares
 for services at $.25 per
 share                           110,000      27,500           -              -            -            -       27,500
Issuance of founders shares
 for expense reimbursement
 at $.25 per share               200,000      50,100           -              -            -            -       50,100
Common shares issued for
 license and rights at
 $.25 per share                  190,000      47,500           -              -            -            -       47,500
Common stock issued for
 services at $.25 per share           42         104           -              -            -            -          104

Net (loss) for the  period             -           -           -              -            -     (151,383)    (151,383)
                              ----------  ----------  ----------  -------------  -----------  -----------  -----------
Balance at December 31, 2000     500,042     125,204           -              -            -     (151,383)     (26,179)

Common shares issued for
 recapitalization                103,200       5,350           -              -            -      (31,345)     (25,995)

Reclassification of
 accumulated deficit                   -           -     (31,345)             -            -       31,345            -
Stock and options issued to
 consultants for services              -           -   1,079,670              -            -            -    1,079,670
Shares issued for services
 at $19.34 per share              12,229     236,621           -              -            -            -      236,621

Shares returned and retired     (130,000)          -           -              -            -            -            -
Shares issued to settle debt
 at $.65 per share               410,400     270,000           -              -            -            -      270,000

Net (loss) for the year                -           -           -              -            -   (1,702,618)  (1,702,618)
                              ----------  ----------  ----------  -------------  -----------  -----------  -----------
Balance at December 31, 2001     895,871     637,175   1,048,325              -            -   (1,854,001)    (168,501)

Shares issued for services
 at $.001 per share            9,002,404       9,002           -              -            -            -        9,002

Contributed services                   -           -       6,000              -            -            -        6,000

Contributed capital                    -           -         665              -            -            -          665

Net (loss) for the year                -           -           -              -            -      (40,746)     (40,746)
                              ----------  ----------  ----------  -------------  -----------  -----------  -----------
Balance at December 31, 2002   9,898,275     646,177   1,054,990              -            -   (1,894,747)    (193,580)

Shares issued for services
 at $.055 per share            2,900,000     159,500           -              -            -            -      159,500
Shares issued for expense
 reimbursement at $.428
 per share                       150,000      64,152           -              -            -            -       64,152

Shares issued for services
 at $.50 per share             2,300,000   1,150,000           -              -            -            -    1,150,000

Shares issued for cash at
 $.50 per share                  186,000      93,000           -              -            -            -       93,000

Common shares subscribed
 for services                          -           -           -        365,000            -            -      365,000

Contributed capital                    -           -       5,213              -            -            -        5,213

Currency translation
 adjustment                            -           -           -              -       (1,331)           -       (1,331)

Net (loss) for the year                -           -           -              -            -   (1,873,468)  (1,873,468)
                              ----------  ----------  ----------  -------------  -----------  -----------  -----------
Balance at December 31, 2003  15,434,275  $2,112,829  $1,060,203  $     365,000  $    (1,331) $(3,768,215) $  (231,514)
                              ==========  ==========  ==========  =============  ===========  ===========  ===========

      See the accompanying notes to the consolidated financial statements.

                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 2003 and 2002 and
                 Inception (August 1, 2000) to December 31, 2003

                                          Year Ended     Year Ended    Inception to
                                         December 31,   December 31,   December 31,
                                            2003           2002           2003
                                         ------------   ------------   ------------
Cash flows from operating activities:

Net (loss)                               $(1,873,468)   $   (40,746)   $(3,768,215)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:

  Amortization                                     -              -         38,688

  Common stock and options issued
   and subscribed for services             1,738,652          9,002      3,156,349

  Common stock issued for expenses
   paid by founders                                -              -         50,100

  Shares issued pursuant to
   recapitalization                                -              -        (25,995)

  Loss on impairment of license                    -              -         58,812

  Contribution of services                         -          6,000          6,000

  Currency translation adjustment             (1,331)             -         (1,331)

  Increase in accounts payable and
   accrued expenses                           38,851         25,005        309,557
                                         ------------   ------------   ------------

Net cash (used in) operating activities      (97,296)          (739)      (176,035)
                                         ------------   ------------   ------------
Cash flows from investing activities:

  Payment for license                              -              -        (50,000)
                                         ------------   ------------   ------------
Net cash (used in) investing activities            -              -        (50,000)
                                         ------------   ------------   ------------
Cash flows from financing activities:

  Capital contributions                        5,213            665          5,878

  Common shares issued for cash               93,000              -         93,000

  Advances from affiliate                       (690)           690              -

  Proceeds from investor loans                     -              -        128,000
                                         ------------   ------------   ------------
Net cash provided by financing
  activities                                  97,523          1,355        226,878
                                         ------------   ------------   ------------

Net increase in cash                             227            616            843

Beginning - cash balance                         616              -              -
                                         ------------   ------------   ------------
Ending - cash balance                    $       843    $       616    $       843
                                         ============   ============   ============

Supplemental cash flow information:
  Cash paid for income taxes             $         -    $         -    $         -
                                         ============   ============   ============
  Cash paid for interest                 $         -    $         -    $         -
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
                                December 31, 2003

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

On January 9, 2001, the Company acquired all of the issued and outstanding common shares of H2O International, Inc. ("H2O") (See Note 3) in exchange for
500,042 shares of its common stock (approximately 83% of the issued and outstanding shares of the Company after this issuance).

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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
Income and expenses will be translated at the average exchange rate for the year. Translation adjustments will be reported as a separate component of stockholders' (deficit). To date there have been no material foreign currency transactions.

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150,
"Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further,
SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15,
2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based
Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by
SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123.
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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2003 and the period from inception to
December 31, 2003, the Company incurred net losses of $1,873,468 and $3,768,215 and has working capital and stockholders' deficits of $231,514 at December 31,
2003. In addition, the Company has no revenue generating operations.

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

Note 5. STOCKHOLDERS' (DEFICIT)

Common Stock

At December 31, 2003, the Company's no par value common stock authorized was
100,000,000 shares with 15,434,275 shares issued and outstanding and the
Company's no par value preferred stock authorized was 10,000,000 shares. During
January 2001 the Company effected a 10 for 1 forward stock split and during May
2001 the Company effected a 1 for 100 reverse stock split. All share and per share amounts have been restated to give effect to these splits.

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

During October 2001 certain affiliates returned 40,000 common shares to the
Company's treasury for no consideration. In addition the licensor described in
Note 4 returned 90,000 shares of common stock for no consideration. These shares were cancelled by the Company.

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
Accordingly, the receipt of the shares by the consultants is, in substance, a payment under the consulting agreements. During the quarter ended March 31,
2001, the Company recognized the entire consulting expense of $270,000 based on the pro-rata portion of the purchase price of $4.59 per share.

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

During June and July 2003 the Company issued 2,900,000 shares of common stock for services valued at $159,500 or $.055 per share which represented the fair market value of the shares on the dates it was agreed that they would be issued.

During August 2003 the Company issued 150,000 shares of common stock as reimbursement for expenses aggregating $64,152 paid by an affiliate.

During August through November 2003 the Company issued 186,000 shares of common stock for cash aggregating $93,000 or $.50 per share.

During October through December 2003 the Company issued 2,300,000 shares of common stock for services valued at $1,150,000 and accepted subscriptions for
730,000 shares of common stock for services or $.50 per share which represented the fair market value of the shares on the dates it was agreed that they would be issued.

During the year ended December 31, 2003 affiliates of the Company contributed
$5,213 to the capital of the Company.

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
                                                       ----
                                                         -

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $2,100,000 subject to any restrictions because of the change in ownership described in Note 5). This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023. The deferred tax asset of approximately $700,000 relating to the operating loss carryforward has been fully reserved at December 31, 2003.

Note 7. DUE TO INVESTORS

During December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering after the recapitalization described in Notes 1 and 3. Accordingly, the
$86,000 was reflected as a liability at December 31, 2000. During the three months ended March 31, 2001, the Company raised an additional $154,200 consisting of $42,000 in cash and $112,200 of expenses paid directly to third parties pursuant to subscription agreements, which because the shares were not issued was also classified as a liability. During October 2001 the Company issued 410,400 shares of common stock to retire $205,200 of this liability. The
Company charged the difference between the fair market value of the shares issued and the agreed upon conversion price of $64,800 to operations during
2001. The unpaid balance of $35,000 is included in the due to investors at
December 31, 2003.

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

During August 2002 the Company entered into an agreement with a consultant whereby the consultant would provide financial consulting services to the
Company. Pursuant to the agreement the Company is to pay a monthly fee of $5,000 for these services. In addition, the consultant will receive 1,000,000 shares of the Company's common stock, provided that within 12 months of the date of the agreement the consultant provided sufficient working capital to develop the
Company's product. During June 2003 the Company issued 1,000,000 shares of common stock valued at $55,000 in full settlement of the consulting agreement
(See Note 5).

During July 2003 the Company entered into an agreement for a best efforts equity financing for up to $600,000 or $.50 per common share. The agreement called for a cash payment of 12% of the funds raised and the issuance of 1,900,000 shares of common stock. No funds were raised pursuant to the agreement which was cancelled during 2003.

Note 9. SUBSEQUENT EVENT

In February 2004, the Company sold 60,000 shares of common stock for cash, aggregating $30,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure
None

Item 8A. Controls and Procedures
As of December 31, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There have been no significant changes in our internal control over financial reporting during the last quarter, which ended December 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal.

Our officers and directors for the fiscal year ended December 31, 2003 were as follows:

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

COMMITTEES OF THE BOARD OF DIRECTORS:
We do not currently have standing audit, nominating and compensation committees of our Board of Directors or committees performing similar functions. Currently, our Board of Directors, which is composed solely of our President, Lam Ko Chau, makes the decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports.

Audit Committee Financial Expert
We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics
We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

SIGNIFICANT EMPLOYEES:
There are no significant employees other than our President and sole Director,
Lam Ko Chau.

FAMILY RELATIONSHIPS:
None

LEGAL PROCEEDINGS:
Lyndell Parks, our former President and Director, was a defendant in a civil action brought by the United States Securities and Exchange Commission, in the
United States District Court, Central District of Illinois, Springfield
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

Item 10. EXECUTIVE COMPENSATION
The following table sets forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of December 31,
2003.

SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                           Long Term Compensation
---------------------------------------------------------------------------------------------------------
                                  Annual Compensation                Awards          Payouts
---------------------------  ----------------------------- ------------------------- ------- ------------
                                                                          Securities
                                              Other Annual  Restricted    Underlying L/Tip     All Other
Name & Position       Year   Salary   Bonus   Compensation Stock Award(s)  Options   Payouts Compensation
-------------------- ------  ----------------------------- -------------- ---------- ------- ------------
                              ($)      ($)       ($)           ($)            (#)        ($)       ($)
-------------------- ------  ------ -------- ------------- -------------- ---------- ------- ------------
Lam Ko Chau           2003     0        0         0             0              0          0         0
President/Director
-------------------- ------
Lam Ko Chau           2002     0        0         0             0              0          0         0
President/Director
-------------------- ------

Audra Parks           2002     0        0         0             0              0          0         0
Former Secretary/
Treasurer/Director
-------------------- ------
Audra Parks           2001     0        0         0             0              0          0         0
Former Secretary/
Treasurer/Director
-------------------- ------
Lyndell F. Parks      2002     0        0         0             0              0          0         0
Former President/
Director
-------------------- ------
Lyndell F. Parks      2001     0        0         0             0              0          0         0
Former President/
Director
---------------------------------------------------------------------------------------------------------

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables set forth the ownership as of December 31, 2003 by:
o  Each shareholder known by us to own beneficially more than five percent (5%)
   of our common stock;
o  Each executive officer;
o  Each director or nominee to become a director; and
o  All directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------------  ----------------------  --------------------  ----------------
Title of Class  Name and Address of     Amount and Nature of  Percent of Class
                Beneficial Owner        Beneficial Owner
--------------  ----------------------  --------------------  ----------------
Common          Lam Ko Chau              6,171,666/Direct          39.73%
                President/Director
                6066 Vineyard Drive
                Ottawa, Ontario
                Canada K1C 2M5

Common          Christopher J. LeClerc   2,700,0000/Direct         17.38%
                157 Healy Road
                Candia, New Hampshire

Common          Dr. John E. Watkin       1,500,000/Direct           9.66%
                19 Drive Way
                Apartment 911
                Ottawa, Ontario
                Canada K2P 1C7

Common          Lane Capital Markets     1,000,000/Direct(1)        6.44%
                263 Queens Grant Road
                Fairfield, Connecticut
                06430
--------------  ----------------------  --------------------  ----------------
Total:                                  11,371,666                 73.20%
--------------  ----------------------  --------------------  ----------------

(1) Lane Capital Markets LLC, a Connecticut limited liability company, is owned
    100% by John Lane.

SECURITY OWNERSHIP OF MANAGEMENT
--------------  ----------------------  --------------------  ----------------
Title of Class  Name and Address of     Amount and Nature     Percent of Class
                Beneficial Owner        of Beneficial Owner
--------------  ----------------------  --------------------  ----------------
Common          Lam Ko Chau              6,171,666/Direct          39.73%
                President/Director
                6066 Vineyard Drive
                Ottawa, Ontario
                Canada K1C 2M5
--------------  ----------------------  --------------------  ----------------
                Directors and officers   6,171,666/Direct          39.73%
                as a group
--------------  ----------------------  --------------------  ----------------

The tables are based upon information derived from our stock records as of March
26, 2004. Unless otherwise indicated in the footnotes to the tables, we believe that each of the shareholders named in the tables has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.
Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On March 26, 2002, Paragon Management and Marketing, Inc., our majority shareholder at the time, sold 9,000,000 shares of our common stock to Kojon
Biometrics, Inc., a Canadian Corporation, in exchange for $100,000. Of this amount, Kojon Biometrics, Inc. paid $40,000 in cash. Paragon Management and
Marketing, Inc. exchanged the remaining balance due for 100,000 shares of Kojon
Biometric, Inc's common stock. Lam Ko Chau, our President and sole director, is the majority shareholder of Kojon Biometrics, Inc. through his ownership of
3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. As a result of the transaction, Kojon Biometrics, Inc. holds 9,000,000 shares of our common stock which represented ninety-one percent (91%) of our common stock at the time of the purchase. At the time of the stock purchase, Lyndell Parks, our President and a director, and Audra Parks, our Secretary, Treasurer and a director, resigned and appointed Lam Ko Chau to our Board of Directors to fill the vacancies created by their resignation. Paragon Management and Marketing, Inc.
is owed by Joann Parks who is the mother Lyndell Parks, our former officer and director.

Our President, Lam Ko Chau, having previously made certain inventions and discoveries, filed the following patents with the United States Patent and
Trademark Office for a method and system for fingerprint encoding and authentication: (a) US Provisional Patent Application Serial No. 60/312,371
entitled "Method and System for Fingerprint Encoding and Authentication", filed on August 16, 2001; and (b) US Patent Application Serial No. 09/965,809 entitled
"Method and System for Fingerprint Encoding and Authentication", filed on
October 1, 2001. On August 15, 2002, our President, Lam Ko Chau, filed a PCT
International Patent Application PCT/CA02/01274 entitled "Method and System for
Fingerprint Encoding and Authentication" with the World Intellectual Property
Organization. The World Intellectual Property Organization, headquartered in
Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. On February 27, 2003, our
President, Lam Ko Chau, assigned the right, title and interest to all of these patent applications to us for consideration of $1.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family member of such persons in excess of $60,000. We are not a subsidiary of any company.

Item 13. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number                 Description
 3.1     Articles of Incorporation of 3045 Corporation dated October 26, 1999(1)
 3.2     Bylaws of 3045 Corporation dated October 25, 1999(1)
10.1     Assignment dated February 27, 2003(2)
10.2     Agreement with Chris LeClerc(3)
10.3     Agreement with Jeffrey L. Hall(3)
10.4     Agreement with David Clark and Peter Wrage
10.5     Lease Agreement with National Council Research of Canada
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

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the year ended December 31, 2002 which was filed on July 28,
2003, for the year ended December 31, 2001 which was filed on May 30, 2003; and
for the year ended November 30, 2000 which was filed on January 3, 2001; (b) our
Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14,
2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15,
2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June
30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on
April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20,
2000; and February 29, 2000 which was filed on April 14, 2000.

(b)  Reports on Form 8-K
None during Fiscal Year 2003

Item 14.  Principal Accountant Fees and Services.
Audit Fees
The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: We paid our accountant, Stark Winter
Schenkein & Co., LLP, $8,491.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liska Biometry, Inc.
Registrant

Dated:  April 6, 2004

/s/ Lam Ko Chau

By: Lam Ko Chau, President (Principal Executive Officer), Principal Financial
Officer, Principal Accounting Officer, Secretary, Chairman of the Board of
Directors (Sole Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 6, 2004

/s/ Lam Ko Chau
By: Lam Ko Chau, President (Principal Executive Officer), Principal Financial
Officer, Principal Accounting Officer, Secretary, Chairman of the Board of
Directors (Sole Director)

