Form 10QSB
period 2004-03-31
LISKA BIOMETRY INC
filed 2004-05-17
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                -----------------------------------------------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NO. 333-94265

                              LISKA BIOMETRY, INC.
                -----------------------------------------------
                    (Exact Name of small business issuer as
                           specified in its charter)

                    FLORIDA                           06-1562447
        -----------------------------     --------------------------------
       (State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)


                                100 SUSSEX DRIVE
                         OTTAWA, ONTARIO, CANADA K1A 0R6
                 -------------------------------------------------
                     (Address of Principal Executive Offices)

                                  603-540-0828
        (Telephone number, including area code, of agent for service)

                                   Copies to:

                           VIRGINIA K. SOURLIS, ESQ.
                                  The Galleria
                                2 Bridge Avenue
                               Red Bank, NJ 07701
                                 (732) 530-9007
                               Fax (732) 530-9008
                               www.SourlisLaw.com


Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

--------------------------------------------------------------------------------

AS OF MARCH 31, 2004, WE HAD 15,534,275 SHARES OF OUR COMMON STOCK OUTSTANDING.


                              LISKA BIOMETRY, INC.
                           INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                            Page

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Balance Sheet (Unaudited)                                     3

                 Statement of Operations (Unaudited)                           4

                 Statement of Cash Flows (Unaudited)                           5

                 Notes to Financial Statements                                 6

        Item 2 - Management's  Discussion  and Analysis or                     7

        Plan of Operations

        Item 3 - Controls and Procedures                                      13

PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                             13

        Signatures                                                            14



--------------------------------------------------------------------------------

                              LISKA BIOMETRY, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)

                                                                  March 31, 2004
ASSETS
  Current Assets:
       Cash                                                          $    8,598
                                                                    ------------


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
  Current Liabilities:
       Accounts payable and accrued expenses                         $  202,357
       Due to investors                                                  35,000
                                                                    ------------
         Total Current Liabilities                                      237,357
                                                                    ------------



STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value,
    10,000,000 shares authorized
    none issued or outstanding
  Common stock, no par value,
    100,000,000 shares authorized
    15,534,275 shares issued and outstanding                          2,162,829
  Additional paid-in capital                                          1,061,703
  Stock subscriptions                                                   365,000
  (Deficit) Accumulated during the development stage                 (3,818,698)
                                                                    ------------
                                                                       (229,166)
                                                                    ------------
  Other comprehensive
                                                                    ------------
    Foreign exchange translation adjustment                                 407
                                                                    ------------
                                                                       (228,759)
                                                                    ------------

                                                                     $    8,598



                               SEE ACCOMPANY NOTES

--------------------------------------------------------------------------------

                              LISKA BIOMETRY, INC
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                  Three Months     Three Months
                                                  Ended March      Ended March
                                                    31, 2004         31, 2003
                                                --------------   --------------

OPERATING REVENUE
Sales                                           $           --   $           --
Other Revenue                                   $           --   $           --


TOTAL REVENUE                                   $           --   $           --

Cost of Goods Sold                              $           --   $           --
                                                --------------   --------------

GROSS PROFIT                                    $           --   $           --
                                                --------------   --------------

OPERATING EXPENSES

Impairment of License                           $           --   $           --
                                                --------------   --------------
Selling, General & Administrative               $       50,890   $       48,857
                                                --------------   --------------

                                                --------------   --------------
TOTAL OPERATING EXPENSES                        $       50,890   $       48,857
                                                --------------   --------------

LOSS FROM OPERATIONS                                   (50,890)         (48,857)
                                                --------------   --------------

Other income (Expense)                          $           --   $           --
  Foreign currency translation adjustment       $        1,738   $           --
                                                --------------   --------------

NET PROFIT (LOSS)                               $      (49,152)  $      (48,857)
                                                ==============   ==============

WEIGHTED AVERGAGE SHARES OUTSTANDING                15,487,462        9,898,275
                                                ==============   ==============

Basic and Diluted                               $        (0.00)  $        (0.00)
                                                ==============   ==============



                              SEE ACCOMPANY NOTES

--------------------------------------------------------------------------------

                              LISKA BIOMETRY, INC
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                    Three Months   Three Months
                                                     Ended March    Ended March
                                                        31, 2004       31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $  (42,245)    $     (531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization
Common stock and options issued and subscribed
  for services
Common stock issued
for expenses paid by founders
Shares issued pursuant to recapitalization                    --
Loss on impairment of license
Contribution of services                                      --
Currency translation adjustment                               --
Increase in accounts payable and accrued expenses             --
Net Cash Used In Operating Activities                 $  (42,245)    $     (531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for license                                           --             --
Net Cash (Used In) Investing Activities                       --             --

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions
Common shares issued for cash                             50,000             --
Advances from affiliate                                       --             --
Proceeds from investor loans                                  --             --
Net Cash provided by financing activities                 50,000             --

NET INCREASE IN CASH                                       7,755           (531)

BEGINNING - CASH BALANCE                                     843            616

ENDING - CASH BALANCE                                 $    8,598     $       85

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes                            $       --     $       --
Cash paid for interest                                $       --     $       --

Non cash investing and financing activities           $       --     $       --
Common stock issued for license                       $       --     $       --
License acquired in exchange for payable              $       --     $       --
Write off of license and related payable              $       --     $       --
Common stock issued to settle investor loans          $       --     $       --
                                                      --------------------------


                              SEE ACCOMPANY NOTES

--------------------------------------------------------------------------------

                              LISKA BIOMETRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2003 and for the two years then ended, and the period from inception (August 1, 2000) to December 31, 2003, including notes thereto included in the Company's Form 10-KSB.

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

(3)   Commitments and Contingencies

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

(4)   Stockholders' (Deficit)

During the three months ended March 31, 2004 an affiliate of the Company contributed services valued at $1,500 to the capital of the Company.

During February and March 2004 the Company issued 100,000 shares of common stock for cash aggregating $50,000.

(5)   Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2004 and the period from inception to March 31, 2004, the Company incurred a net losses of $50,890 and $3,818,698 and has working capital and stockholder deficits of $228,759 at March 31, 2004. In addition, the Company has no revenue generating operations.

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

(8)   Subsequent Event

During April 2004 the Company issued 3,500,000 shares of its common stock for services to affiliates, and certain consultants. These shares will be valued at their fair market value of $.50 per share on the date it was agreed they would be issued and the value will be charged to operations. In addition, during April 2004 the Company issued 150,000 shares of common stock for cash aggregating $75,000.

During April 2004, the Company entered into employment contracts with three officers for annual compensation aggregating approximately $150,000. In addition, these officers are to receive an aggregate of 2,500,000 shares of common stock, of which 2,200,000 have been issued in April, 2004. The term of the contracts commences on the date the Company receives a minimum of $100,000 in funding and terminates one year thereafter.


--------------------------------------------------------------------------------


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for the Company's products, changes in the level of operating expenses, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital for the Company and the Company's use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under "Risk Factors Associated with Our Business" in our Form 10-KSB for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report. We disclaim any obligation to update forward-looking statements. All references to "we", "our", "us", of refer to Liska Biometry, Inc., and it predecessors, operating divisions, and subsidiaries.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the first quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.


--------------------------------------------------------------------------------



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

OUR PLAN OF OPERATIONS TO DATE:

ATTENDING CONVENTIONS:

March 2003-November 2003

From March 4-5, 2003, our Consultants, Chris LeClerc and Jeff Hall, attended the Homeland and Global Security Summit in Washington, D.C. to enhance our understanding of the procurement process involved with homeland security contracts. The following topics were discussed at this convention: homeland security spending and appropriations, contract and procurement procedures involved with homeland security and defense programs, and homeland security applications of their companies.

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


--------------------------------------------------------------------------------


OUR FUTURE PLAN OF OPERATIONS:

APPOINT EXECUTIVE MANAGEMENT TEAM

We have filled the following executive management positions:

      o     Chief Operating Officer; and

      o     Chief Financial Officer.

We will fill the following executive management position:

      o     Vice President - Sales and Marketing

We estimate that our annual salary expenditures for these positions will be $198,000 composed of a salary of $48,000 for each of the above positions. In addition, our Chief Executive Officer's salary will be $54,000.

HIRE ENGINEERING TEAM

We plan to hire the following positions that will comprise our engineering team that will develop our fingerprint technology:

      o     1 senior scientific advisor;

      o     4 full time software engineers; and

      o     1 full time software/hardware engineer

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

DEVELOP AND INITIATE MARKETING EFFORT

Our Vice President of Sales and Marketing will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for brand name recognition. Generally this strategy will include working with the following government agencies:


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

--------------------------------------------------------------------------------

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

      o Military sourcing organizations; and ? Other distribution channels that target military and commercial security markets.

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

      o Determine from prospective and actual commercial and government clients what their existing needs and desires are regarding a biometric system; and

      o Use information from the following sources to determine trends in the commercial and government markets: (a) biometric organizations;
            (b) our own general market study; and (c) conduct research on the Internet regarding our competition

The approximate expenditure for the second phase of our marketing campaign, including compensation, is $185,000.

--------------------------------------------------------------------------------

SUMMARY OF ESTIMATED COSTS

--------------------------------------------------
Executive Management                  $   198,000
--------------------------------------------------
Engineering Team                          218,400
--------------------------------------------------
Capital Expenditures                       12,500
--------------------------------------------------
Business Development Consultants           54,000
--------------------------------------------------
Executive Assistant                        30,000
--------------------------------------------------
Initiate Marketing Effort                  43,000
--------------------------------------------------
Develop Software Algorithms                20,000
--------------------------------------------------
Development of FP Scanner Prototype       200,000
--------------------------------------------------
Marketing Campaign: Phase II              185,000
--------------------------------------------------

--------------------------------------------------
TOTAL                                 $   960,900
--------------------------------------------------

--------------------------------------------------------------------------------

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2003 or in connection with our business plan of fingerprint encoding and authentication. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $960,900, as reflected above.


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had limited cash resources of only $8,598. We do not have any other internal sources of working capital. All required administrative expenses are currently being paid by our President. We did not receive any revenues during our Fiscal Year 2003 or in our first quarter of 2004. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2003 and our first quarter of 2004, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

      o File a Certificate of Dissolution with the State of Florida dissolve our corporation and close our business; and

      o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time


Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

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


--------------------------------------------------------------------------------


ITEM 3  CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


--------------------------------------------------------------------------------


                            PART II OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

The following unregistered securities were issued by the Company during the three months ended March 31, 2004:

 Date of Issuance  Description of        Number of    Shares Purchase Price
                   Securities Issued     Issued

     2/20/04       Common Shares         60,000              $30,000
     3/10/04       Common Shares         40,000              $20,000

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.


ITEM 6  EXHIBITS AND REPORTS ON FORM 80K

(A)     EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

3.1   Articles of Incorporation (1)

3.2   By-Laws (2)

10.1  Agreement with Lam Ko Chau

10.2  Agreement with Chris LeClerc

10.3  Agreement with Manoj Hippola

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended December 31, 2003 which was filed on April 7, 2004, December 31, 2002 which was filed on July 28, 2003, for the year ended December 31, 2001 which was filed on May 30, 2003; and for the year ended
November 30, 2000 which was filed on January 3, 2001; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended September 30, 2003 which was filed on November 14, 2003, June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.



     (b) Reports on Form 8-K

            On April 27, 2004 we issued a press release announcing the approval of our application to re-list our common stock on the OTC Bulletin Board under Form 8-K Item 5.

            On April 27, 2004 we issued a press release announcing the appointment of Lam Ko Chau as our CEO, Chris LeClerc as our COO and Manoj Hippola as our CFO under Form 8-K Item 5.


--------------------------------------------------------------------------------


SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LISKA BIOMETRY, INC.

                                        Dated: May 13, 2004

                                        By: /s/ Lam Ko Chau
                                           -------------------------------------
                                        Lam Ko Chau
                                        President and CEO
                                        (Principal Executive Officer)



                                        By: /s/ Manoj Hippola
                                           -------------------------------------
                                        Manoj Hippola
                                        Chief Financial Officer
                                        (Principal Accounting Officer)