Form 10QSB/A
period 2004-03-31
LISKA BIOMETRY INC
filed 2004-05-19
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      ---------------------------------------------------------------------

                                  FORM 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                          COMMISSION FILE NO. 333-94265

                              LISKA BIOMETRY, INC.
      ---------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


             FLORIDA                                        06-1562447
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                                100 SUSSEX DRIVE
                         OTTAWA, ONTARIO, CANADA K1A 0R6
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

================================================================================

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

                              LISKA BIOMETRY, INC.

                            INDEX TO QUARTERLY REPORT
                                ON FORM 10-QSB/A

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Balance Sheet (Unaudited)                                   3

                  Statements of Operations (Unaudited)                        4

                  Statements of Cash Flows (Unaudited)                        5

                  Notes to Financial Statements                               6

         Item 2 - Management's Discussion and Analysis or Plan of Operations  7

         Item 3 - Controls and Procedures                                     13

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                            13

         Signatures                                                           15


--------------------------------------------------------------------------------

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

Assets

Current assets:

      Cash                                                          $     8,598
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                                 $   202,357
   Due to investors                                                      35,000
                                                                    -----------
          Total current liabilities                                     237,357
                                                                    -----------

Stockholders' (deficit):
   Preferred stock, no par value,
       10,000,000 shares authorized
   Common stock, no par value,                                               --
      100,000,000 shares authorized,
      15,434,275 shares issued and outstanding                        2,162,829
   Additional paid in capital                                         1,061,703
   Stock subscriptions                                                  365,000
  (Deficit) accumulated during the development stage                 (3,818,698)
                                                                    -----------
                                                                       (229,166)

  Other comprehensive income:
    Foreign exchange translation adjustment                                 407
                                                                       (228,759)
                                                                    -----------
                                                                    $     8,598
                                                                    ===========


--------------------------------------------------------------------------------

                               SEE ACCOMPANY NOTES

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended March 31, 2003 and 2004 and
                  Inception (August 1, 2000) to March 31, 2004
                                   (Unaudited)

                                                      Three Months        Three Months         Inception
                                                          Ended               Ended                to
                                                     March 31, 2003      March 31, 2004      March 31, 2004
                                                       ------------        ------------        ------------
Sales                                                  $         --        $         --        $      8,000

Cost of goods sold                                               --                  --                 892
                                                       ------------        ------------        ------------

Gross profit                                                     --                  --               7,108
                                                       ------------        ------------        ------------

Operating expenses:
   Impairment of license                                         --                  --              58,812
   Selling, general and administrative expenses              48,857              50,890           3,767,244
                                                       ------------        ------------        ------------
                                                             48,857              50,890           3,826,056
                                                       ------------        ------------        ------------

(Loss) from operations                                      (48,857)            (50,890)         (3,818,948)
                                                       ------------        ------------        ------------

Other income (expense):
   Other income                                                  --                  --                 250
                                                       ------------        ------------        ------------

Net (loss)                                                  (48,857)            (50,890)         (3,818,698)

Other comprehensive income:
  Foreign currency translation adjustment                        --               1,738                 407
                                                       ------------        ------------        ------------

Comprehensive (loss)                                   $    (48,857)       $    (49,152)       $ (3,818,291)
                                                       ============        ============        ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding                     9,898,275          15,487,462           4,351,786
                                                       ============        ============        ============
  Net (loss) per share                                 $      (0.00)       $      (0.00)       $      (0.88)
                                                       ============        ============        ============

--------------------------------------------------------------------------------

                               SEE ACCOMPANY NOTES

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2003 and 2004 and
                  Inception (August 1, 2000) to March 31, 2004
                                   (Unaudited)

                                              Three Months     Three Months       Inception
                                                 Ended             Ended              to
                                             March 31, 2003   March 31, 2004    March 31, 2004
                                                ---------        ---------        ---------
Cash flows from operating activities:

Net cash (used in) operating activities         $    (531)       $ (42,245)       $(218,280)
                                                ---------        ---------        ---------

Cash flows from investing activities:
Net cash (used in) investing activities                --               --          (50,000)
                                                ---------        ---------        ---------

Cash flows from financing activities:
Net cash provided by financing activities              --           50,000          276,878
                                                ---------        ---------        ---------

Net increase (decrease) in cash                      (531)           7,755            8,598

Beginning - cash balance                              616              843               --
                                                ---------        ---------        ---------

Ending - cash balance                           $      85        $   8,598        $   8,598
                                                =========        =========        =========

Supplemental cash flow information:
  Cash paid for income taxes                    $      --        $      --        $      --
                                                =========        =========        =========
  Cash paid for interest                        $      --        $      --        $      --
                                                =========        =========        =========

--------------------------------------------------------------------------------
                               SEE ACCOMPANY NOTES

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

================================================================================

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

--------------------------------------------------------------------------------


SUMMARY OF ESTIMATED COSTS

-------------------------------------------- --- -----------
Executive Management                         $      198,000
-------------------------------------------- --- -----------
Engineering Team                                    218,400
-------------------------------------------- --- -----------
Capital Expenditures                                 12,500
-------------------------------------------- --- -----------
Business Development Consultants                     54,000
-------------------------------------------- --- -----------
Executive Assistant                                  30,000
-------------------------------------------- --- -----------
Initiate Marketing Effort                            43,000
-------------------------------------------- --- -----------
Develop Software Algorithms                          20,000
-------------------------------------------- --- -----------
Development of FP Scanner Prototype                 200,000
-------------------------------------------- --- -----------
Marketing Campaign: Phase II                        185,000
-------------------------------------------- --- -----------

-------------------------------------------- --- -----------
TOTAL                                        $      960,900
-------------------------------------------- --- -----------

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

--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION


ITEM 2 CHANGES IN SECURITIES

The following unregistered securities were issued by the Company during the three months ended March 31, 2004:


     Date of           Description of          Number of        Purchase Price
     Issuance          Securities Issued       Shares Issued

     2/20/04           Common Shares              60,000          $30,000

     3/10/04           Common Shares              40,000          $20,000


The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM 6 EXHIBITS AND REPORTS ON FORM 80K

(A)   EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
------          ----------------------

3.1      Articles of Incorporation (1)

3.2      By-Laws (2)

10.1     Agreement with Lam Ko Chau

10.2     Agreement with Chris LeClerc

10.3     Agreement with Manoj Hippola

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under C the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under C the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to C Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to C Section 906 of the Sarbanes-Oxley Act of 2002.

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



LISKA BIOMETRY, INC.

Dated: May 13, 2004


By: /s/ Lam Ko Chau
--------------------------------
Lam Ko Chau
President and CEO
(Principal Executive Officer)


By: /s/ Manoj Hippola
--------------------------------
Manoj Hippola
Chief Financial Officer
(Principal Accounting Officer)