Form 10QSB
period 2004-06-30
LISKA BIOMETRY INC
filed 2004-08-16
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      ---------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                          COMMISSION FILE NO. 333-94265

                              LISKA BIOMETRY, INC.
      ---------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

               FLORIDA                                     06-1562447
-----------------------------------------   ------------------------------------
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

      AS OF JUNE 30, 2004, WE HAD 20, 269,275 SHARES OF OUR COMMON STOCK OUTSTANDING.

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

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

Assets

Current assets:
      Cash                                             $    83,398
                                                       -----------

Fixed Assets, net                                            9,893
                                                       -----------

                                                       $    93,291
                                                       ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable & accrued expenses                 $   179,341
   Due to investors                                         35,000
                                                       -----------
          Total current liabilities                        214,341
                                                       -----------

Stockholders' (deficit):
   Preferred stock, no par value,

      10,000,000 shares authorized                              --
   Common stock, no par value,
      100,000,000 shares authorized,
      20,269,275 shares issued and outstanding           4,530,329
   Additional paid in capital                            1,063,203
   Stock subscriptions                                   1,109,250
  (Deficit) accumulated during the development stage    (6,825,554)
                                                       -----------
                                                          (122,772)
  Other comprehensive income:
    Currency translation adjustment                          1,722
                                                       -----------
                                                          (121,050)
                                                       -----------

                                                       $    93,291
                                                       ===========

                               SEE ACCOMPANY NOTES

                              Liska Biometry, Inc.

                          (A Development Stage Company)

                      Consolidated Statements of Operations

          Three Months and Six Months Ended June 30, 2003 and 2004 and

                   Inception (August 1, 2000) to June 30, 2004

                                   (Unaudited)

                              Liska Biometry, Inc.

                                                         Three           Three
                                                        Months          Months        Six Months      Six Months       Inception
                                                         Ended           Ended           Ended           Ended            to
                                                       June 30,        June 30,        June 30,        June 30,        June 30,
                                                         2003            2004            2003            2004            2004
                                                   ------------    ------------    ------------    ------------    ------------
                                                   $         --    $         --    $         --    $         --    $      8,000
Sales


Cost of goods sold                                           --              --              --              --             892
                                                   ------------    ------------    ------------    ------------    ------------


Gross profit                                                 --              --              --              --           7,108
                                                   ------------    ------------    ------------    ------------    ------------

Operating expenses:

   Impairment of license                                     --              --              --              --          58,812
   Selling, general and administrative
expenses                                                 51,023       3,006,856          99,880       3,057,339       6,774,100
                                                   ------------    ------------    ------------    ------------    ------------

                                                         51,023       3,006,856          99,880       3,057,339       6,832,912
                                                   ------------    ------------    ------------    ------------    ------------


(Loss) from operations                                  (51,023)     (3,006,856)        (99,880)     (3,057,339)     (6,825,804)
                                                   ------------    ------------    ------------    ------------    ------------

Other income (expense):

   Other income                                              --              --              --              --             250
                                                   ------------    ------------    ------------    ------------    ------------


Net (loss)                                              (51,023)     (3,006,856)        (99,880)     (3,057,339)     (6,825,554)

Other comprehensive income:
  Foreign currency translation
adjustment                                                   --           1,315              --           3,053           1,722
                                                   ------------    ------------    ------------    ------------    ------------


Comprehensive (loss)                               $    (51,023)   $ (3,005,541)   $    (99,880)   $ (3,054,286)   $ (6,823,832)
                                                   ============    ============    ============    ============    ============

Per share information - basic and fully diluted:


  Weighted average shares outstanding                10,231,608      19,780,942      10,021,082      17,634,907       4,776,579
                                                   ============    ============    ============    ============    ============
  Net (loss) per share                             $      (0.00)   $      (0.15)   $      (0.01)   $      (0.01)   $      (1.43)

                                                   ============    ============    ============    ============    ============


                               SEE ACCOMPANY NOTES

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Six months Ended June 30, 2003 and 2004 and
                   Inception (August 1, 2000) to June 30, 2004

                                                    Six Months         Six Months          Inception to
                                                   Ended June 30,     Ended June 30,          June 30,
                                                     2003                2004                 2004
                                                  --------------      -------------       ------------
Cash flows from operating activities:

Net cash (used in) operating activities            $  (2,979)          $(202,552)          $(378,587)
                                                   ---------           ---------           ---------

Cash flows from investing activities:

Net cash (used in) investing activities                   --              (9,893)            (59,893)
                                                   ---------           ---------           ---------

Cash flows from financing activities:

  Capital contributions                                3,500                  --               5,878

  Common shares issued for cash                           --             295,000             388,000

  Proceeds from investor loans                            --                  --             128,000
                                                   ---------           ---------           ---------

Net cash provided by financing activities              3,500             295,000             521,878
                                                   ---------           ---------           ---------


Net increase in cash                                     521              82,555              83,398


Beginning - cash balance                                 616                 843                  --
                                                   ---------           ---------           ---------



Ending - cash balance                              $   1,137           $  83,398           $  83,398
                                                   =========           =========           =========

Supplemental cash flow information:


  Cash paid for income taxes                       $      --           $      --           $      --
                                                   =========           =========           =========
  Cash paid for interest
                                                   $      --           $      --           $      --
                                                   =========           =========           =========


                               SEE ACCOMPANY NOTES

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

During April 2004 the Company entered into employment contracts with three officers for annual compensation aggregating approximately $150,000. In addition these officers are to receive an aggregate of 2,500,000 shares of common stock of which 2,200,000 were issued in April 2004 and 300,000 were issued during May 2004 pursuant to the S-8 registration statement discussed in Note 4. The term of the contracts commences on the date the Company receives a minimum of $100,000 in funding and terminates one year thereafter.

(4) Stockholders' (Deficit)

During the three months ended March 31, 2004 an affiliate of the Company contributed services valued at $3,000 to the capital of the Company.

During the six months ended June 30, 2004, the Company issued 590,000 shares of common stock for cash aggregating $295,000.

During the six months ended June 30, 2004, the Company issued 4,245,000 shares of common stock for services valued at their fair market value of $2,122,500.

During May 2004 the Company filed a Form S-8 registration statement registering 745,000 shares of common stock to be issued pursuant to employment and consulting contracts. These shares are included in the shares issued for services discussed above.

(5) Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2004 and the period from inception to June 30, 2004, the Company incurred a net losses of $3,057,339 and $6,825,554 and has working capital and stockholder deficits of $130,943 and $121,050 at June 30, 2004. In addition, the Company has no revenue generating operations.

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

(6) Subsequent Event

During July 2004 the Company filed a Form S-8 registration statement registering 712,000 shares of common stock to be issued for services. Of these shares, 652,000 shares were issued during July 2004 for services performed through June 30, 2004, and the Company has charged the fair market value of these shares of $1,109,250 to operations during the six months ended June 30, 2004.

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the second quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

PLAN OF OPERATIONS

We plan to accomplish the following in our Plan of Operations over a period of 12 months. At the present time we do not have sufficient cash resources to conduct our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of fingerprint encoding and authentication. Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $900,000 and will not commence until we receive such financing.

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

APPOINT EXECUTIVE MANAGEMENT TEAM

We have filled the following executive management positions:

      o     Chief Operating Officer; and

      o     Chief Financial Officer.


We estimate that our annual salary expenditures for these positions will be $150,000 composed of a salary of $48,000 for each of the above positions. In addition, our Chief Executive Officer's salary will be $54,000.

CAPITAL EXPENDITURES

We have purchased capital equipment for our research and development and general operations, which consists primarily of computer hardware. We expended approximately $9,800 and estimate the remaining cost of this equipment to be approximately $10,200.

ENGAGE BUSINESS DEVELOPMENT CONSULTANTS

We have sub-contracted our business development function to consultants who will assist our management to identify marketing opportunities for our products and services. The estimated annual expenditures for the business development consultants are $102,000


HIRE EXECUTIVE ASSISTANT

We have hired one individual who will be responsible for all the administrative and human resource functions of the Company.

The annual salary costs associated with this position is $34,000.


OUR FUTURE PLAN OF OPERATIONS:

HIRE ENGINEERING TEAM

We plan to hire the following positions that will comprise our engineering team that will develop our fingerprint technology:

      o     1 senior scientific advisor;

      o     4 full time software engineers; and

      o     1 full time software/hardware engineer

The annual salary costs associated with these positions is $218,400.

DEVELOP AND INITIATE MARKETING EFFORT

Our business development consultants will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for brand name recognition. Generally this strategy will include working with the following government agencies:


      o     Department  of  Defense  Biometrics   Management  Office  and  Joint
            Interoperability Test Command;

      o United States Army Communication Electronics Command; o National Institute for Standards in Technology;

      o     National Security Agency; and

      o     Justice Department Management Office.

In addition, we will acquire other market information and contacts by joining key industry group and hiring industry analysts. The annual cost associated with this marketing effort is $60,000

DEVELOP SOFTWARE ALGORITHMS

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

DEVELOPMENT OF FINGERPRINT SCANNER DOCKING MODULE PROTOTYPE

We will attempt to have our own scanner docking module built to specifications dictated by our patent-pending algorithms. We estimate the cost of outsourcing labor and materials to build this scanner will be approximately $100,000.

MARKETING

Marketing expenditures will focus on the broad dissemination of our test results. By using a biometrics knowledgeable public relations firm, we will attempt to increase our market recognition, provide promotional sampling of our products and target key customers. We will attempt to develop strategic partners to collaborate on our marketing and technological integration efforts. Such strategic partners may include the following:

      o Facial and eye recognition (iris and retina) system vendors; ? Federal security suppliers and contractors; ? Military sourcing organizations; and

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

The approximate expenditure for the second phase of our marketing campaign, including compensation, is $185,000.

SUMMARY OF ESTIMATED COSTS

----------------------------------------------------------------
Executive Management                      $             150,000
----------------------------------------------------------------
Capital Expenditures                                     20,000
----------------------------------------------------------------
Business Development Consultants                        102,000
----------------------------------------------------------------
Executive Assistant                                      34,000
----------------------------------------------------------------
Engineering Team                                        218,400
----------------------------------------------------------------
Initiate Marketing Effort                                70,000
----------------------------------------------------------------
Develop Software Algorithms                              20,000
----------------------------------------------------------------
Development of Scanner Docking Station                  100,600
----------------------------------------------------------------
Marketing Campaign: Phase II                            185,000
----------------------------------------------------------------

----------------------------------------------------------------
TOTAL                                     $             900,000
----------------------------------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had limited cash resources of only $83,398. We do not have any other internal sources of working capital. We did not receive any revenues during our Fiscal Year 2003 or in our first quarter of 2004. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2003 and our first two quarters of 2004, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

ITEM  3 CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM  2 CHANGES IN SECURITIES

The following unregistered securities were issued by the Company during the six months ended June 30, 2004:

Date of Issuance     Description of      Number of Shares Issued  Purchase Price
                     Securities Issued

   2/20/2004         Common Shares             60,000                   $30,000

   3/10/2004         Common Shares             40,000                   $20,000
   4/14/04           Common Shares             100,000                  $50,000
   4/21/04           Common Shares             30,000                   $15,000

   4/28/04           Common Shares             120,000                  $60,000
   6/28/04           Common Shares             240,000                 $120,000

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM  6 EXHIBITS AND REPORTS ON FORM 80K

(A)        EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
- ------ ----------------------

3.1      Articles of Incorporation (1)

3.2      By-Laws (2)

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

- ------------------------------------------------------------------------------

(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended December 31, 2003 which was filed on April 7, 2004, December 31, 2002 which was filed on July 28, 2003, for the year ended December 31, 2001 which was filed on May 30, 2003; and for the year ended
November 30, 2000 which was filed on January 3, 2001; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended March 31, 2004 which was filed on May 19, 2004; September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LISKA BIOMETRY, INC.

                                                 Dated: August 16, 2004

                                                 By: /s/ Lam Ko Chau
                                                 -------------------------------
                                                 Lam Ko Chau
                                                 President and CEO
                                                 (Principal Executive Officer)



                                                  By: /s/ Manoj Hippola
                                                 -------------------------------
                                                  Manoj Hippola
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)