Form 10QSB
period 2004-09-30
LISKA BIOMETRY INC
filed 2004-11-15
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      ---------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                          COMMISSION FILE NO. 333-94265

                              LISKA BIOMETRY, INC.
      ---------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

                    FLORIDA                               06-1562447
    -------------------------------------    -----------------------------------
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

--------------------------------------------------------------------------------

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

--------------------------------------------------------------------------------

        AS OF SEPTEMBER 30, 2004, WE HAD 21,096,185 SHARES OF OUR COMMON
                               STOCK OUTSTANDING.


                              LISKA BIOMETRY, INC.
                            INDEX TO QUARTERLY REPORT
                                ON FORM 10-QSB/A

                                                                            Page
PART I - FINANCIAL INFORMATION
           Item 1 - Financial Statements
                    Balance Sheet (Unaudited)                                3
                    Statements of Operations (Unaudited)                     4
                    Statements of Cash Flows (Unaudited)                     5
                    Notes to Financial Statements                            6
           Item 2 - Management's Discussion and Analysis or Plan of
                    Operations                                               8
           Item 3 - Controls and Procedures                                 15

PART II - OTHER INFORMATION
           Item 2 - Change in Securities                                    15
           Item 6 - Exhibits and Reports on Form 8-K                        15
           Signatures                                                       16

--------------------------------------------------------------------------------

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)


Assets

Current assets:
                                                                    $    63,165
                                                                    -----------

Fixed assets, net                                                        11,300
                                                                    -----------

                                                                    $    74,465
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable & accrued expenses                              $   188,104
   Due to investors                                                      84,828
                                                                    -----------
          Total current liabilities                                     272,932
                                                                    -----------

Stockholders' (deficit):
   Preferred stock, no par value,
      10,000,000 shares authorized, none outstanding                         --
   Common stock, no par value,
      100,000,000 shares authorized,
      21,096,185 shares issued and outstanding                        6,180,491
   Additional paid in capital                                         1,063,203
   Common stock subscriptions                                           238,000
   Treasury Stock                                                       (50,000)
   Deferred compensation                                                (92,208)
  (Deficit) accumulated during the development stage                 (7,537,222)
                                                                    -----------

                                                                       (197,736)
  Other comprehensive income:
    Currency translation adjustment                                        (731)
                                                                    -----------

                                                                       (198,467)
                                                                    -----------

                                                                    $    74,465
                                                                    ===========


                             SEE ACCOMPANYING NOTES

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
       Three Months and Nine Months Ended September 30, 2003 and 2004: and
                Inception (August 1, 2000) to September 30, 2004
                                   (Unaudited)

                                                      Three            Three           Nine            Nine
                                                      Months           Months         Months          Months        Inception
                                                      Ended            Ended          Ended           Ended             to
                                                     Sept 30,         Sept 30,       Sept 30,        Sept 30,        Sept 30,
                                                       2003             2004           2003            2004            2004
                                                   ------------    ------------    ------------    ------------    ------------
Sales                                              $         --    $         --    $         --    $         --    $      8,000

Cost of goods sold                                           --              --              --              --             892
                                                   ------------    ------------    ------------    ------------    ------------

Gross profit                                                 --              --              --              --           7,108
                                                   ------------    ------------    ------------    ------------    ------------
Operating expenses:

   Impairment of license                                     --              --              --              --          58,812
   Selling, general and administrative expenses         159,590         711,668         259,470       3,769,007       7,485,768
                                                   ------------    ------------    ------------    ------------    ------------
                                                        159,590         711,668         259,470       3,769,007       7,544,580
                                                   ------------    ------------    ------------    ------------    ------------

(Loss) from operations                                 (159,590)       (711,668)       (259,470)     (3,769,007)     (7,537,472)
                                                   ------------    ------------    ------------    ------------    ------------

Other income (expense):

   Other income                                              --              --              --              --             250
                                                   ------------    ------------    ------------    ------------    ------------

Net (loss)                                             (159,590)       (711,668)       (259,470)     (3,769,007)     (7,537,222)

Other comprehensive income:

  Foreign currency translation adjustment                    --          (2,453)             --            (600)           (731)
                                                   ------------    ------------    ------------    ------------    ------------

Comprehensive (loss)                               $   (159,590)   $   (714,121)   $   (259,470)   $ (3,768,407)   $ (7,537,953)
                                                   ============    ============    ============    ============    ============
Per share information - basic and fully diluted:

  Weighted average shares outstanding                12,957,275      21,009,578      11,039,038      18,767,692       5,218,877
                                                   ============    ============    ============    ============    ============

  Net (loss) per share                             $      (0.01)   $      (0.03)   $      (0.02)   $      (0.20)   $      (1.44)
                                                   ============    ============    ============    ============    ============

--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               Nine months Ended September 30, 2003 and 2004: and
                Inception (August 1, 2000) to September 30, 2004
                                   (Unaudited)

                                                       Nine Months     Nine Months    Inception to
                                                      Ended Sept 30,  Ended Sept 30,    Sept 30,
                                                           2003            2004           2004
                                                        ---------       ---------       ---------
Cash flows from operating activities:

Net cash used in  operating activities                  $ (55,138)      $(283,117)      $(459,153)
                                                        ---------       ---------       ---------

Cash flows from investing activities:

Net cash provided by (used in) investing activities            --         (11,300)        (61,300)
                                                        ---------       ---------       ---------

Cash flows from financing activities:

  Capital contributions                                        --              --           5,878

  Common shares issued for cash                            55,000         356,912         449,912

  Purchase of treasury stock                                   --         (50,000)        (50,000)

  Proceeds from investor loans                                 --          49,828         177,828
                                                        ---------       ---------       ---------

Net cash provided by financing activities                  55,000         356,739         583,618
                                                        ---------       ---------       ---------


Net increase (decrease) in cash                              (138)         62,322          63,165


Beginning - cash balance                                      616             843              --
                                                        ---------       ---------       ---------

Ending - cash balance                                   $     478       $  63,165       $  63,165
                                                        =========       =========       =========

Supplemental cash flow information:

  Cash paid for income taxes                            $      --       $      --       $      --
                                                        =========       =========       =========
  Cash paid for interest
                                                        $      --       $      --       $      --
                                                        =========       =========       =========


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

(2)   Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is  calculated  by dividing  net income  (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

(3)   Commitments and Contingencies

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements. The Company believes that it complied with the requirements of Form S-8 in regard to these issuances, however if it were determined that there were violations of the provisions of Form S-8 the Company could be subject to enforcement proceedings.

During the periods covered by these financial statements the Company entered into several employment, consulting and other agreements with third parties. Although the Company obtained settlement releases from a majority of the parties, settlement releases were not entered into with some of these parties or the settlement releases were verbal agreements. Future contingencies, which cannot be estimated by management, may exist for the above matters including but not limited to issuance of capital stock and other financial obligations and may have a material negative impact on the Company's financial position and results of operations.

At September 30, 2004, the Company had entered into employment contracts of varying terms ending from April through September 2005 with four officers for annual compensation aggregating approximately $247,000, of which one contract for $61,000 was subsequently cancelled. In addition these officers received an aggregate of 2,835,000 shares of common stock (see Note 4). The term of each of the contracts commences on the date the Company receives a minimum of $100,000 in funding and terminates one year thereafter. One of these officers may also receive options to purchase a total of 400,000 common shares depending upon reaching certain performance targets during the contract term that ends September 2005.

At September 30, 2004 the Company had entered into consulting contracts of varying terms ending from January through September 2005 with various consultants for annual fixed compensation of $36,000 plus other fees depending upon services rendered. In addition these consultants received or will receive an aggregate of 917,000 shares of common stock (see Note 4). Two of these contracts provide that the consultants may also receive options to purchase a total of 450,000 common shares depending upon reaching certain performance targets during the contract term that ends September 2005.

(4) Stockholders' (Deficit)

During the nine months ended September 30, 2004 an affiliate of the Company contributed services valued at $3,000 to the capital of the Company.

During the nine months ended September 30, 2004, the Company issued 719,910 shares of common stock for cash aggregating $356,911 and agreed to repurchase shares of common stock held by a former officer for which a deposit of $50,000 was made through September 30, 2004 (see Note 6).

During the nine months ended September 30, 2004, the Company issued 4,942,000 shares of common stock and agreed to issue an additional 205,000 shares of common stock for services including services rendered or to be rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $3,574,750 of which $3,482,542 has been charged to operations and $92,208 is recorded as deferred compensation at September 30, 2004, and will be amortized to operations over the term of certain consulting and employment contracts. These shares include the shares further described below and in Note 3.

During May 2004 and July 2004 the Company filed Form S-8 registration statements registering a total of 1,457,000 shares of common stock to be issued pursuant to employment and consulting contracts. Through September 30, 2004 an aggregate of 1,397,000 shares had been issued pursuant to these Form S-8 registration statements and are included in the shares described above.

During September 2004 the Company issued options to purchase 200,000 shares of its common stock for a period of ten years at a price of $.64 per share to four directors for services rendered. These options vest one year from the date of issuance.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended September 30, 2004: expected life of options of 10 years, expected volatility of 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended September 30, 2004 approximated $1.00 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net (loss) and (loss) per share would not be materially affected.

(5)   Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2004 and the period from inception to September 30, 2004, the Company incurred net losses of $3,769,007 and $7,537,222 respectively and has working capital and stockholder deficits of $209,767 and $198,467 at September 30, 2004. In addition, the Company currently has no revenue generating operations.

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

(6)   Subsequent Events

On October 29, 2004, the Company completed an agreement to repurchase 1,871,666 common shares for a total consideration of $200,000 from a former officer that will be held in the Company's treasury until their further disposition is decided upon. An initial deposit for the repurchase of $50,000 was made in September 2004 and the balance paid in October 2004. Under the agreement, the Company also received options to repurchase 1,000,000 common shares at $1.00 per share by April 29, 2005 and a further 1,000,000 common shares at $2.00 per share by October 28, 2005.

During October 2004 the Company intends to file a Form S-8 registration statements registering a total of 205,000 shares of common stock to be issued pursuant to employment and consulting contracts (see Note 4).

During October 2004 the Company issued 601,611 shares of common stock for cash aggregating $213,021

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the third quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.


--------------------------------------------------------------------------------

PLAN OF OPERATIONS

We have made significant adjustments to our Plan of Operations during the three month period ending September 30, 2004. We plan to accomplish the following in our Plan of Operations over a period of 12 months. At the present time we do not have sufficient cash resources to conduct our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of fingerprint encoding and authentication. Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $1,900,000 and will not commence until we receive such financing.

OUR PLAN OF OPERATIONS TO DATE:

RESEARCH AND DEVELOPMENT

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

OUR PLAN OF OPERATIONS TO DATE:


APPOINT EXECUTIVE MANAGEMENT TEAM

We have filled the following executive management positions:

      o       Chief Executive; and
      o       Chief Financial Officer.

We estimate that our annual salary expenditures for these positions will be $108,000 composed of a salaries of $55,000 and $53,000 respectively for each of the above positions.

CAPITAL EXPENDITURES

We have purchased capital equipment for our research and development and general operations, which consists primarily of computer hardware. We expended approximately $11,300 and estimate the remaining cost of this equipment to be approximately $45,700.

HIRED VICE PRESIDENT OF PRODUCT OPERATIONS

We have hired one individual who will be responsible for the product operations oversight of the Company.

The annual salary costs associated with this position is approximately $52,000

HIRED A CHIEF SOFTWARE ARCHITECT

We have hired an individual who will be responsible for leading the research and development of the Company's intellectual property and core software algorithms

The annual salary costs associated with this position is approximately $46,000

HIRED A CHIEF ENGINEER

We have hired an individual who will be responsible for implementing the technology integration and designing the Company's product applications.

The annual salary costs associated with this position is approximately $46,000


DEVELOPED SOFTWARE ALGORITHMS

Using third party live-scan fingerprint scanners, we can now demonstrate the proof of concept of our proprietary software concepts, illustrating the differentiating features of embedded software algorithms - that is, the capability to measure the stable content of a fingerprint image and to express it as a short numeric output. A final workable prototype model is contingent upon us receiving financing, which we may be unable to obtain. We have expended approximately $5,500 for the aforementioned.

HIRED HUMAN RESOURCE MANAGER

We  have  hired  one  individual   who  will  be   responsible   for  all  human
resource/administrative functions of the Company.

The annual salary costs associated with this position is approximately $40,000


HIRED A FINANCIAL CONTROLLER/ SENIOR FINANCIAL ADVISOR

We have hired one individual who will be responsible for the financial accounting, audit procedures and the internal financial controls as well as advising the executive management on the financial management of the Company.

The annual salary costs associated with this position is approximately $36,000



OUR FUTURE PLAN OF OPERATIONS:

HIRE ENGINEERING TEAM

We plan to hire the following positions that will comprise our engineering team that will develop our fingerprint technology:

      o       1 full time Network Security Analyst;

      o       1 full time Pattern Recognition Software Developer; and

      o       1 full time Technical support engineer
              1 full time optical device engineer
              1 full time product applications engineer

              2 part-time software developers


The estimated annual salary cost associated with these positions is $175,000

HIRE A VICE PRESIDENT OF SALES & MARKETING

We plan to hire an individual who will be responsible for leading the sales and marketing, promotion and business development of the Company.

The estimated annual salary costs associated with this position is approximately $50,000

HIRE A DIRECTOR OF BUSINESS DEVELOPMENT

We plan to hire an individual who will be responsible for implementing the US -based sales, marketing, and business development initiatives of the Company

The estimated annual salary costs associated with this position is approximately $42,000

HIRE A VICE PRESIDENT OF OPERATIONS

We plan to hire an individual who will be responsible for implementing operational strategies in concert with the CEO and CFO of the Company. This individual will oversee the operational implementation of the Company's business plan and manage its US-based operational units.

The estimated annual salary costs associated with this position is approximately $42,000

ENGAGE BUSINESS DEVELOPMENT CONSULTANTS

We have sub-contracted our business development function to consultants who will assist our management to identify marketing opportunities for our products and services. The estimated annual expenditures for the business development consultants are $75,000

HIRE AN ADMINISTRATION TEAM

We plan to hire an two individuals who will be responsible for all of the administrative functions at the Company's head office in New Hampshire and its R&D facilities in Ottawa, Ontario.

The estimated annual salary costs associated with these two positions is approximately $90,000

DEVELOP AND INITIATE MARKETING EFFORT

Our vice president of sales and marketing will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for market penetration. Generally this strategy will include targeting the following market segment verticals:

      o Government Sector - national Identification programs, driver's licenses

      o     Travel and Transportation - visas, travel documentation

      o     Financial Sector- bank account access

      o     Foreign Security Markets - Europe, Middle East, Africa


Marketing expenditures will focus on the broad dissemination of our test results. We will attempt to increase our market recognition, provide promotional sampling of our products and target key customers. We will attempt to develop strategic partners to collaborate on our marketing and technological integration efforts. Such strategic partners may include the following:

      o     Fingerprint biometrics hardware system vendors;

      o     Systems Integrators, defense contractors

      o     Original Equipment Manufacturers (OEMs), Channel Partners

      o Other distribution channels that target military and commercial security markets.

In addition, we will acquire other market information and contacts by joining key industry group and hiring industry analysts, attending trade shows, traveling to meet potential clients/partners and designing print media/web based promotional strategies. The annual cost associated with this marketing effort is approximately $405,000


--------------------------------------------------------------------------------

HIRE A CHIEF TECHNOLOGY OFFICER

We plan to hire an individual who will be responsible for overseeing all of the Company's R&D functions at its facilities in Ottawa, Canada.

The estimated annual salary costs associated with this position is approximately $65,000

EXPAND OUR PRODUCT APPLICATIONS INITIATIVES AND RESEARCH AND DEVELOPMENT

We intend to introduce our first product application, integrating our proprietary software algorithms and third party live scan fingerprint technology. This will require working in concert with well established fingerprint biometric hardware partners and retrofitting their product offering with our algorithms.

We will continue to develop our initial proprietary software algorithms, with several iterations planned for 2004-2005. Our goal in this regard is to reach the proof of concept stage, illustrating the differentiating features of these new embedded software algorithms, focusing on real-time fingerprint biometric database search. The annual cost associated with expanding the product application and R&D functions is approximately $575,000

SUMMARY OF ESTIMATED COSTS

----------------------------------------------- --------- -----------
Executive Management                            $            108,000
----------------------------------------------- --------- -----------
Capital Expenditures                                          47,500
----------------------------------------------- --------- -----------
VP Product Operations                                         52,000
----------------------------------------------- --------- -----------
Chief Software Architect                                      46,000
----------------------------------------------- --------- -----------
Chief Engineer                                                46,000
----------------------------------------------- --------- -----------
Develop Software Algorithms                                    5,500
----------------------------------------------- --------- -----------
Human Resource Manager                                        40,000
----------------------------------------------- --------- -----------
Financial Controller/Sr. Financial Advisor                    36,000
----------------------------------------------- --------- -----------
Engineering Team                                             175,000
----------------------------------------------- --------- -----------
Vice President of Sales & Marketing                           50,000
----------------------------------------------- --------- -----------
Director of Business Development                              42,000
----------------------------------------------- --------- -----------
Vice President of Operations                                  42,000
----------------------------------------------- --------- -----------
Engage Business Development Consultants                       75,000
----------------------------------------------- --------- -----------
Administration Team                                           90,000
----------------------------------------------- --------- -----------
Initiate Marketing Effort                                    405,000
----------------------------------------------- --------- -----------
Chief Technology Officer                                      65,000
----------------------------------------------- --------- -----------
Expand Product Apps/R&D                                      575,000
----------------------------------------------- --------- -----------

----------------------------------------------- --------- -----------
TOTAL                                           $          1,900,000
----------------------------------------------- --------- -----------

--------------------------------------------------------------------------------

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2003 or our first three quarters of 2004 or in connection with our business plan of fingerprint encoding and authentication. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $1,900,000 as reflected above.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had limited cash resources of only $63,165. We do not have any other internal sources of working capital. We did not receive any revenues during our Fiscal Year 2003 or in our first three quarters of 2004. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2003 and our first three quarters of 2004, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

--------------------------------------------------------------------------------

ITEM 3     CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES

The following unregistered securities were issued by the Company during the three months ended September 30, 2004:

     Date of Issuance      Description of      Securities Number of Shares Issued   Purchase Price
                              Issued
         9/9/2004          Common Shares                     100,000                   $50,000
         9/27/2004         Common Shares                       3,963                    $1,665
         9/27/2004         Common Shares                       3,521                    $1,479
         9/27/2004         Common Shares                       4,985                    $2,094
         9/27/2004         Common Shares                       5,961                    $2,504
         9/27/2004         Common Shares                       4,964                    $2,085
         9/27/2004         Common Shares                       6,516                    $2,085

The issuance of these securities is claimed to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended, as transactions made outside the United States, and Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ----------------------

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

-----------
(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.


We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended December 31, 2003 which was filed on April 7, 2004, for the year ended December 31, 2002, which was filed on July 28, 2003, for, the year ended December 31, 2001, which was filed on May 30, 2003; and for the year, ended November 30, 2000 which was filed on January 3, 2001; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended June 30, 2004 which was filed on August 16, 2004; March 31, 2004 which was filed on May 17, 2004; September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LISKA BIOMETRY, INC.

                                        Dated: November 15, 2004

                                        By: /s/ Christopher J. LeClerc
                                        -------------------------------
                                        Christopher J. LeClerc
                                        President and CEO
                                        (Principal Executive Officer)


                                        By: /s/ Manoj E. Hippola
                                        -------------------------------
                                        Manoj E. Hippola
                                        Chief Financial Officer
                                        (Principal Accounting Officer)