Form 10KSB
period 2004-12-31
LISKA BIOMETRY INC
filed 2005-04-21
CIK 1102065

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For year ended December 31, 2004

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                              LISKA BIOMETRY, INC.
             (Exact name of registrant as specified in its charter)

          Florida                       333-94265                061562447
          -------                       ---------                ---------
(State or other jurisdiction     (Commission File Number)     (I.R.S Employer
      of incorporation)                                      Identification No.)

                   100 Main Street Dover, New Hampshire 03820
                    (Address of principal executive offices)

                                 1 877 77 LISKA
                (Issuer's telephone number, including area code)

   Securities registered pursuant to Section 12(g) of the Act: Not Applicable

--------------------------------------------------------------------------------

t 0 0 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year. $0.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of December 31, 2004 was approximately $0 based upon the average bid and ask price as reported on the Over the Counter Market as of December 31, 2004.

As of December 31, 2004, there were 23,284,167 shares of our common stock issued and outstanding. As of April 19, 2005, there were 24,251,084 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to Shareholders of Liska Biometry, Inc. for the year ended December 31, 2004 (the "Proxy Statement"), are incorporated by reference into Part III.

             (The remainder of this page intentionally left blank.)

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004

PART I

Item 1       Description of Business                                          4
Item 2       Description of Property                                         17
Item 3       Legal Proceedings                                               17
Item 4       Submission of Matters to a Vote of Security Holders             18

PART II

Item 5       Market for Common Equity and Related Stockholder Matters        18
Item 6       Management's Discussion and Analysis or Plan of Operation       20
Item 7       Financial Statements                                            27
Item 8       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   40
Item 8A    Controls and Procedures                                           41

PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons;   41
                Compliance with Section 16(a) of the Exchange Act
Item 10      Executive Compensation                                          41
Item 11      Security Ownership of Certain Beneficial Owners and Management  41
Item 12      Certain Relationships and Related Transactions                  41
Item 13      Exhibits and Reports on Form 8-K                                42
Item 14      Principal Accountant Fees and Services                          42

             (The remainder of this page intentionally left blank.)

PART I

FORWARD-LOOKING STATEMENTS:

This annual report on Form 10-KSB contains forward-looking statements. Liska Biometry, Inc. is referred to in this report as "Liska", "the Company", "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties including the following: (a) Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing; if we fail to do so, we will be forced into liquidation and you will lose your entire investment; (b) Because we have no operating history pertaining to our biometrics based business, it will be difficult for you to evaluate our business and financial prospects; (c) We have no revenues; (d) Our business is a new business, which subjects us to financial and operational risks; (e) Our operations are subject to all of the risks inherent in a new business enterprise; (f) We are an early stage business in a new and rapidly evolving market; (g) If we fail to keep pace with the rapidly changing market of fingerprint identification, our revenues and financial condition will be negatively affected; (h) We may be unable to overcome competitive forces in industry; (i) We are subject to substantial regulation; (j) We face patent protection risks; (k) Our management has significant control over stockholder matters; and (l) Our operations are subject to possible conflicts of interest;

Item 1. DESCRIPTION OF BUSINESS

OVERVIEW

Liska Biometry develops revolutionary fingerprint biometric solutions enabling fast individual authentication, precise identification searches, and cross-platform data interoperability. Our innovative, scalable technology generates a short, repeatable, unique, numerical identifier from an individual's fingerprint. This short number becomes a precise and universal biometric identifier number (BIN(TM)) capable of being embedded in credit cards, driver's licenses, travel documents such as visas and passports, and a host of other personal identification credentials. Liska's innovative technology allows for seamless, integrated identification searches across disparate databases at all levels of government and law enforcement.

Biometric technology is the science involving the identification of individuals through the measurement of distinguishing biological characteristics.

Our fingerprint biometric software solutions enable identification of individuals in large ID management systems and disparate legacy databases. Offerings can be used for:

      o     National ID Card Programs
      o     Secure Identification Documents (Visas, Passports)
      o     Transaction Authentication (ATMs, Credit Cards)
      o     Controlled access to secure areas and networks.

Our initial business plan was to develop, manufacture, market and integrate computer-based products and services pertaining to the identification of individuals by employing our fingerprint biometric technology. Our current business plan is to:

      o License our fingerprint biometric software product offering to OEM's, System Integrators and Value Added Resellers; and
      o Develop customized product applications utilizing the Company's core software technology.

MARKET OVERVIEW

The attitudes and needs of governments and private enterprise towards establishing the positive identity of its citizens, employees and foreign visitors using high level security applications dramatically changed as a consequence of the terrorist attacks of September 11, 2001. Identity confirmation, once required only in highly sensitive areas, is now given much more consideration in a myriad of scenarios involving access to borders and many public and private venues.

Civil administrative projects involving national security have been accelerated on a worldwide basis; proper and secure identification is viewed as critical to national defense and homeland security. Several national ID and border control projects, such as US VISIT, utilizing biometrics (e. g. fingerprints, facial and iris recognition, palm prints, voice) to identify citizens and control entry of foreign visitors have already progressed beyond conceptual stages toward contract procurement. Increased public awareness, and indeed demand, for more pervasive security protocols has become one of the biggest drivers of the biometrics industry as a whole. In the face of this strong demand, adoption of biometric technology is hindered by several key factors:

      o The inability of current technology to facilitate rapid identification and verification of subjects;
      o The lack of efficient methods to allow data interchange and interoperability; and
      o     Strong concerns about privacy, accuracy and data integrity.

TECHNOLOGY

The Company's revolutionary fingerprint biometric software solutions build on the established fact that every person's fingerprints are unique to that individual. Our technique captures the invariant elements of an individual's fingerprint pattern and generates a short, repeatable but unique fixed length number that represents the measurement of selected invariant elements of the fingerprint. This short, fixed number that the Company terms the "Biometric Identifier Number" (BIN(TM)) can be encrypted and embedded in machine-readable travel documentation such as visas, passports and drivers licenses for one-to-one authentication. Using a BIN(TM) substantially accelerates accurate identification searches against disparate databases such as immigration data repositories and terrorist/law enforcement watch lists. Importantly and critical to all users and the individual, the BIN(TM) cannot be reverse-engineered, and thus an individual's biometric data integrity is kept private and secured.

Utilizing this technology, the Company has developed and continues to develop, software applications and integrated solutions.

CURRENT OFFERINGS

The following is a description of the status of each of the Company's current software offerings:

The BIN(TM) 1.0 Descriptor Authentication Software

The Company's BIN(TM) Descriptor Authentication Software is a means of delivering its patent-pending fingerprint Biometric Identifier Number Algorithm as an integrated software solution that can be retrofitted to existing hardware and IT infrastructure deployments for 1:1 biometric authentication and 1:N database search. The BIN(TM) Descriptor Authentication Algorithm is a software application that is licensed to original equipment manufacturers, systems integrators and value added resellers for use within their existing security infrastructure solution or integrated as part of a new application solution.

The BIN(TM) 1.0 Descriptor Enrollment Software

The Company's BIN(TM) Descriptor Enrollment Software is a means of delivering its patent-pending fingerprint Biometric Identifier Number Algorithm as an integrated software solution that can be retrofitted to existing hardware and IT infrastructure deployments for biometric and credential enrollment, token generation and database population, with 1:N database watch list search functionality. The BIN(TM) Descriptor Enrollment Algorithm is a software application that is licensed to original equipment manufacturers, systems integrators, and value added resellers for use within their existing security infrastructure solution or integrated as part of a new application solution.

The BIN(TM) 1.0 Database Management Software

The Company's BIN(TM) Database Management Software is a means of delivering its patent-pending fingerprint Biometric Identifier Number Algorithm as an integrated software solution that can be retrofitted to existing hardware and IT infrastructure deployments for centralized BIN(TM) based ID management and legacy database interoperability functionality. The BIN(TM) Database Management Algorithm is a software application that is licensed to original equipment manufacturers, systems integrators, and value added resellers for use within their existing security infrastructure solution or integrated as part of a new application solution.

ORGANIZATIONAL BACKGROUND AND HISTORY We are a development stage company that was incorporated in the State of Florida on October 26, 1999. We are authorized to issue 100,000,000 shares of common stock. As of April 19, 2005, there were 24,251,084 shares of our common stock outstanding. We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are outstanding.

We have earned no significant revenues since our inception and, as a result, we have sustained losses since our inception. We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are currently located at 100 Main Street, Suite 230, Dover NH 03820. Our telephone number at this address is 1 877 77 LISKA. On November 2, 2004 we formed a Canadian subsidiary, Liska Biometry (Canada) Inc. to focus on research and development of our products and to manage our Canadian marketing and sales program.

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

o Kim Naimoli, our then sole officer and director and our then majority shareholder, resigned all positions she held with us and sold an aggregate of 925,000 shares of our common stock to Michael Mitchell, Todd Moore and Apollo Holdings LLC, which is owned by Chris Bonvini, in exchange for aggregate proceeds of $425,000;

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

On March 26, 2002, Paragon Management and Marketing, Inc., our majority shareholder at the time, sold 9,000,000 shares of our common stock to Kojon Biometrics, Inc., a Canadian Corporation, in exchange for $100,000. Of this amount, Kojon Biometrics, Inc. paid $40,000 in cash. Paragon Management and Marketing, Inc. exchanged the remaining balance due for 100,000 shares of Kojon Biometric, Inc.'s common stock. Lam Ko Chau, our former President and sole director, was the majority shareholder of Kojon Biometrics, Inc. through his ownership of 3,500,000 shares or 60% of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau was the President and a Director of Kojon Biometrics, Inc. As a result of the transaction:

o Kojon Biometrics, Inc. then held 9,000,000 shares of our common stock which represented approximately ninety-one percent (91%) of our common stock;

o Lyndell Parks, our then President and Director, and Audra Parks, our then Secretary, Treasurer and Director, resigned all positions they held with us and Lam Ko Chau was appointed as our President and sole member of our Board of Directors to fill the vacancies created by their resignations; and

o We changed our name to Liska Biometry, Inc. to reflect our new proposed business plan of fingerprint encoding and authentication.

From the March 26, 2002 stock sale to Kojon Biometrics, Inc., Lam Ko Chau was our controlling shareholder, President, and sole director September 15, 2004.

At the time Kojon Biometrics, Inc. purchased the 9,000,000 shares, Lam Ko Chau was an officer, director and the majority shareholder of Kojon Biometrics, Inc. through his ownership of 3,500,000 shares or sixty percent (60%) of Kojon Biometrics, Inc.'s common stock. Lam Ko Chau, our former President, founded Kojon Biometrics, Inc. and had been its President and Chief Executive Officer since April 17, 2001. On April 5, 2003, Kojon Biometrics, Inc. distributed the 9,000,000 shares of our common stock it had purchased on March 26, 2002 to its fifteen (15) shareholders.

MATERIAL AGREEMENTS

Agreement with David Clark and Peter Wrage

On March 27, 2004, we completed an agreement with David Clark and Peter Wrage (referred to in the agreement as "the Partners"), to engage them as advisors and marketing consultants and to provide the following services: (a) provide assistance with the definition and strategic positioning of our products and provide product advisory services regarding potential new or related products and services; (b) help to develop a marketing strategy that will allow us to penetrate key market areas around the world; (c) provide introductions to major government, international organizations and companies that are involved in security and biometrics; and (d) assist in negotiations of contract with such organizations. In return for these services, we agreed to pay the following compensation: (a) a monthly retainer fee of $2,000, plus all reasonable expenses; (b) retainer fees to be accrued and not paid by us, and be carried as an interest free liability payable to the Partners, until such time that we obtained investment capital amounting to a minimum of $1,000,000; (c) for revenue-based achievements (contracts) involving work by the Partners, a bonus of four percent (4%) of the contract value in the contract; (d) for non-revenue achievements, a fair and reasonable bonus will be payable to the Partners as determined by our Board of Directors; (e) payments of bonuses in accordance with
(c) or (d) may be in the form of shares of our common stock with a mutual agreement between us and the Partners. In consideration of the engagement with the Partners, we agreed to issue 100,000 restricted shares upon the signing of the agreement and 400,000 restricted shares upon signing of the agreement, but that such shares will be held back by us until the Partners have played a major role in delivering tangible benefits to us, as determined by our Board of Directors. The term of the agreement is from April 1, 2004 to March 31, 2005. David Clark terminated this agreement on September 17, 2004.

Executive Employment Agreements

On April 21, 2004, we entered into several employment agreements with key individuals: Mr. Lam Ko Chau, was appointed President and CEO, Mr. Chris LeClerc was appointed to serve as our Chief Operating Officer and Mr. Manoj Hippola was appointed to serve as the Company's Chief Financial Officer. These changes became effective as of April 21, 2004. As further described below, on September 23, 2004, Chau resigned and was succeeded by Mr. LeClerc.

Election of Board of Directors

On July 9, 2004, we held our Annual General Meeting in Ottawa, Canada and elected five directors:

General Jean E. Boyle (ret.), was elected Chairman of the Board. General Boyle retired as Chief of Defense Staff of Canada's Armed Forces following a distinguished 30-year military career including serving as Assistant Deputy Minister (Personnel) for National Defense, Commander 1 Canadian Air Division (Europe) and Commandant of the Royal Military College of Canada. Following his retirement, he joined the Boeing Company as Vice-President of International Business Development and as Managing Director of Boeing International - Europe. In 2001, General Boyle joined the SPECTRUM GROUP, a Washington, DC-based strategic consulting organization serving defense, aerospace and high technology companies. He is the President and CEO of JEBtek International located in Ottawa.

Gary A. Gaulding, is the Founder and President of Pinnacle Marketing Group, an independent insurance management company. He has over 21 years of management and marketing experience in the independent life and health insurance industry. He has served as Director of Administration and Marketing for the L.A. Franklin Companies in St. Petersburg, Florida and as Vice-President and National Sales Director for NRS Marketing Services of Springfield, Illinois.

Christopher J. LeClerc, is the President and Chief Executive Officer of the company. He joined the company from Andover Brokerage LLC, where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies. He has been a Director of Business Development and Head of OTC trading at Mercer Partners L.P., a New York-based investment bank and securities underwriter. Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

Dr. Javaid I. Sheikh, is the Chief of Staff of the Veterans Affairs Palo Alto Health Care System (VAPAHCS) and is a Professor of Psychiatry and Behavioral Sciences as well as Associate Dean for Veterans Affairs at Stanford University School of Medicine. He is also the Medical Director of the National Center on the Psychology of Terrorism (NCPT). The NCPT works closely with the Naval Postgraduate Institute in Monterey, California, as part of the Homeland Security Leadership Development Program. Dr. Sheikh was listed in the "Best Doctors in America" from 1997 to 2001.

G. Bryan Thomas, is the President, Chief Executive Officer and Chairman of Cochran Management Services, Inc. (CCMSI). He joined CCMSI in 1987 and, as Account Executive, was responsible for marketing and program development for large individual self-insured groups and major associations. Promoted to Executive Vice-President and Chief Marketing Officer in 1998, he oversaw all sales and marketing efforts of the company. In addition, he specializes in developing risk financing and cost-containment alternatives for large employers and association insurance plans with emphasis on employee benefits and workers' compensation programs.

Lam Ko Chau was re-elected as a Member of the Board but resigned on September 23, 2004.

Employment Agreement with Dr. Peter Wrage

On September 20, 2004, we completed an employment agreement with Dr. Peter Wrage engaging him as Vice President of Product Operations and to provide the following services: (a) direct the Company's overall research and development; and (b) facilitate product application development. In consideration, we agreed to issue 100,000 fully vested common shares upon the signing of the agreement and 300,000 options on common stock pursuant to performance milestones.

Departure of Principal Officers. Appointment of Principal Officers.

On September 23, 2004, Liska issued a press release announcing the resignation of Lam Ko Chau, 65, as President, Director and Chief Executive Officer. The resignation was effective immediately. Christopher J. LeClerc, Chief Operating Officer, replaced Mr. Chau as President and Chief Executive Officer. Pursuant to the contract negotiated concurrently with Mr. Chau's resignation, he agreed to deliver 1,871,666 shares to Liska for a consideration of $200,000. Mr. Chau acknowledged that the Company could either redeem or re-sell some or all of the shares to others. After giving effect to this sale, Mr. Chau retained 4,900,000 shares. In the agreement, Mr. Chau granted Liska Biometry, Inc. a six month option from closing to purchase 1,000,000 shares for a consideration of $1.00 per share and a 12 month option from closing to purchase a further 1,000,000 shares for a consideration of $2.00 per share. Closing took place on October 29, 2004.

Technology Licensing Agreement

On September 30, 2004, we announced a one-year, US$5 Million technology licensing agreement with European Launch Pad SA (ELP) of Geneva, Switzerland. We were to provide ELP the right to use and market our proprietary fingerprint biometric services within the United Arab Emirates. On February 15, 2005 Liska Biometry, Inc. terminated the agreement for non-performance.

Capital Financing

On August 19, 2004 we signed a term sheet with Atlantic International Capital Holdings of Bermuda to raise $1,000,0000 in capital financing for the Company. The financing was conducted pursuant to Regulation S. The offering was priced at 60% discount to the closing offer price. There is a placement fee of 10% on the gross proceeds raised, payable to Security Advisory Group of Boca Raton, Florida. At December 31, 2004 and March 31, 2005, approximately $656,493 had been raised under this financing arrangement.

These transactions were exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Investment Banking Engagement

On November 1, 2004, we signed a binding Letter of Engagement with Westminster Securities Corporation of New York City, NY. to act as exclusive placement agent to Liska Biometry, Inc. and its respective affiliates and/or successors and to endeavor to secure financing on a best efforts basis. Upon execution of the Engagement Agreement, we issued Westminster 75,000 shares of restricted common stock. Westminster became our exclusive financial advisor for all equity, debt, equity-linked or debt-linked placements for the period commencing on November 1, 2004 and ending on April 30, 2005.

Employment Agreement with Brian Metcalfe

On November 15, 2004, we completed an employment agreement with Brian Metcalfe engaging him as Vice President of Sales and Marketing and to provide the following services: (a) direct the Company's overall marketing and strategic planning programs, and corporate communications; and (b) facilitate client development through marketing and client services programs. In consideration of the engagement, we agreed to issue 100,000 options on common stock pursuant to performance milestones. The agreement with Mr. Metcalfe was terminated on March 24, 2005 and the 100,000 of stock options pursuant to the employment agreement were cancelled. .

Employment Agreement with Jack Lecza

On December 1, 2004, we completed an employment agreement with Jack Lecza engaging him as Senior Vice President of Operations and Director of Business Development and to provide the following services: (a) create, negotiate and close business opportunities to meet strategic/operational goals and objectives;
(b) research and contact prospects to conduct short and long term business development activities; and (c) expand relationships with current clients and biometrics vendors/systems integrators to drive new business. In consideration of the engagement, we agreed to issue 75,000 fully vested common shares upon the signing of the agreement and 250,000 shares of restricted common stock pursuant to performance milestones.

Consulting and Employment Agreement with Kenneth K. Assal

On September 15, 2004, we completed a consulting agreement with Kenneth K. Assal to engage him as Senior Financial Advisor and Financial Controller to (a) provide corporate advice on financial accounting, controls and audit procedures; provide assistance preparing Company's financial statements, forecasts and budgets; (b) Help to manage the Company's internal financial planning; help to establish and drive Company's monthly reporting metrics; (c) assist Company with general business planning and strategic direction; and (d) assist in negotiations of contracts with potential clients, investors, suppliers and other relevant contracts as they may arise. In return for these services, we agreed to pay the following compensation: (a) a monthly retainer fee of $3,000, plus all reasonable expenses; (b) retainer fees to be accrued and not paid, and be carried as an interest free liability payable to Mr. Assal until such time that the we achieved investment capital amounting to a minimum of $400,000, a condition subsequently met. In consideration of the engagement, we agreed to issue 25,000 fully vested common shares upon the signing of the agreement and 100,000 stock options pursuant to performance milestones.

On January 1, 2005 we completed an employment agreement with Mr. Assal to engage him as a part-time Senior Financial Advisor and Financial Controller to provide the same services described above. In consideration of his employment, we agreed to issue 80,000 shares of restricted common stock upon the signing of the agreement and 250,000 shares of restricted common stock pursuant to certain performance milestones. The 100,000 of stock options pursuant to the previous consulting agreement were cancelled.

Unsolicited Tender Offer from Galton Biometrics

On January 12, 2005, the Board of Directors of Liska Biometry, Inc. was notified by Galton Biometrics Inc. of Geneva, Switzerland (`Galton') of its intent to make an unsolicited offer to purchase all of the Company's issued and outstanding shares. Galton concurrently issued a press release announcing its intent. We are unable to determine if Galton made the necessary filing with the SEC prior to making the public announcement of its intent to make the offer.

Galton's associated company, European Launch Pad ("ELP"), recently defaulted on the first payment due under its contractual obligations to Liska pursuant to licensing agreement announced September 30, 2004. As a result of ELP's default, the license agreement was terminated on February 14, 2005. It also appears that Galton relies heavily on Liska's proprietary technology, operating under a sub-license agreement with ELP. Said sub-license agreement became null and void upon the termination date of the ELP license agreement.

Liska's Board of Directors has reviewed Galton's offer and has determined that acceptance of its offer is not in the best interest of Liska or its shareholders.

Termination of Technology License

On January 14, 2005 we informed Mr. Edward Fitzpatrick, President of European Launch Pad SA (`ELP) that ELP was in violation of the technology licensing agreement dated September 29, 2004 for failure to make requisite payments in accordance with said agreement. The technology license was officially terminated on February 14th, 2005. Pursuant to said termination, Mr. Fitzpatrick, ELP and the recipient of a sub-license, Galton Biometrics, Ltd., were advised of the following:

1. All rights granted under the Agreement are immediately relinquished
2. To immediately cease and discontinue use of the Company's Trade Marks, trade names, designations and slogans owned or used by the Company and take no action that would make it appear to the public that you are authorized to use the trade names or name.
3. Immediately deliver to the Company all price lists, bulletins, manuals, catalogues, and other literature and publications relating to sales and product information.
4. Immediately cease promoting and marketing the Services as described in the Agreement.

At April 19, 2005, Mr. Fitzpatrick, ELP and Galton Biometrics, Ltd., have failed to acknowledge termination of the agreement or act on the aforementioned.

Strategic Alliance with Marcomm Fibre-Optics, Inc.

On February 22, 2005, Liska Biometry (Canada) Inc., a wholly-owned subsidiary of the Company, announced a strategic alliance with Marcomm Fibre-Optics, Inc. of Ottawa, Canada. The strategic alliance and co-marketing arrangement will allow us to integrate our BIN(TM) Descriptor Software applications with Marcomm's high-level security software, DYNATROL. Marcomm Fibre Optics, Inc, a privately held Canadian company, is a leading provider of fully integrated security systems and services to government and large institutional clients. Its proprietary DYNATROL software solution provides a platform for the transparent integration of independent peripheral security and operating systems, such as CCTV, Access Control, PLC, Alarm Monitoring, DVR's, Intercom, VOIP, Fire Alarm, Building Automation, Lighting Control, Output Control, and Locking Control systems into one fully redundant central control and display interface. Marcomm's client list includes:

      o     House of Commons, Parliament Hill
      o     Department of National Defense
      o     Senate of Canada, Parliament Hill
      o     Royal Canadian Mounted Police (RCMP)
      o     Public Works Canada
      o     Nuclear Facilities
      o     Municipal Water Purification Facilities
      o     Correctional Services Canada
      o     Canadian Museum Association
      o     Secure-Note Printing Facilities

MATERIAL RISKS

We are subject to the following risks:

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS CONTINGENT UPON OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS AND SECURE FINANCING; IF WE FAIL TO DO SO, WE WILL BE FORCED INTO LIQUIDATION AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our independent auditors, Stark Winter Schenkein & Co. LLP, have issued their report and opinion regarding our balance sheet as of December 31, 2004, and related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2004, expressing substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2004 and for the period from our inception to December 31, 2004, we incurred net losses of $4,231,179 and $7,999,394 respectively. Accordingly, our ability to continue as going concern is contingent upon our ability to attain profitable operations and secure financing and must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive forces in which we operate. Although we will attempt to obtain equity financing for our operations, if we fail to do so, we may be unable to pay our obligations, pursue our Plan of Operations, or attain revenue-producing operations, and we will be forced into liquidation, in which case you will lose your entire investment.

BECAUSE WE HAVE NO OPERATING HISTORY PERTAINING TO OUR BIOMETRICS BASED BUSINESS, IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND FINANCIAL PROSPECTS.

Although we have formulated our Plan of Operations, we cannot implement a biometrics based business into our operations until we have adequate financing. Because we have not fully implemented our Plan of Operations, you will have difficulty evaluating our business and future prospects.

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

FUTURE GROWTH BEYOND PRESENT CAPACITY WILL REQUIRE SIGNIFICANT EXPENDITURES FOR EXPANSION, MARKETING AND RESEARCH AND DEVELOPMENT.

We are an early stage business in a new and rapidly evolving market, which makes it difficult for investors to determine whether we will accomplish our objectives. We have only recently begun our biometrics business and it will not become operational until we receive adequate funding, if ever. As a result, we have no operating history on which you may base an evaluation of our business and prospects. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties we will face as an early stage business, given that we operate in new and rapidly evolving markets and that we are using a new and unproven business model. These risks may include our potential inability to reach profitability and our lack of operating history.

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

WE MAY BE UNABLE TO OVERCOME COMPETITIVE FORCES IN OUR INDUSTRY, WHICH WOULD NEGATIVELY AFFECT OUR OPERATIONS AND OUR ABILITY TO GENERATE REVENUES.

We are in competition with numerous competitors in the fingerprint identification field. These companies offer technologies for the same purposes to which we plan to develop and market our technologies. These companies have substantially greater financial and other resources available to them. There can be no assurance that we can compete successfully with such other companies. Competitive pressures or other factors could cause us to lose market share if it develops at all, or result in significant price erosion, all of which would have a material adverse effect on our results of operations. For further information regarding our competition, please see page 16 of this Form 10-KSB.

WE ARE SUBJECT TO SUBSTANTIAL REGULATION, WHICH MAY INCREASE OUR COSTS AND NEGATIVELY AFFECT OUR POTENTIAL PROFITABILITY.

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

WE FACE PATENT PROTECTION RISKS THAT MAY NEGATIVELY AFFECT OUR BRAND NAME REPUTATION, REVENUES AND POTENTIAL PROFITABILITY.

Even though we have applied for patent protection of a method and system for fingerprint encoding and authentication with the United States Patent and Trademark Office, that government agency may never approve of this patent. Our patent may violate the proprietary rights of others, which may subject us to damage awards or judgments prohibiting the use of our technology. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property. In addition, if we fail to provide adequate proprietary protection, our names, our brand name reputation, revenues and potential profitability may be negatively affected.

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OVER STOCKHOLDER MATTERS, WHICH MAY AFFECT THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE OUR ACTIVITIES.

Officer and director Christopher J. LeClerc has beneficial ownership 13.6% of our outstanding common stock. As such, Mr. LeClerc controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. LeClerc could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Former officer and director Lam Ko Chau, owns 20.2% of our outstanding common stock. As such, Mr. Chau controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. Chau could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

BECAUSE OUR STOCK IS A PENNY STOCK FOR WHICH THERE MAY NEVER BE A MARKET, ANY INVESTMENT IN OUR STOCK IS A HIGH-RISK INVESTMENT AND IS SUBJECT TO RESTRICTIONS ON MARKETABILITY; YOU MAY BE UNABLE TO SELL YOUR SHARES.

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

OUR CUSTOMERS:

As of December 31, 2004, and as of the date of this Form 10-KSB, we have had no customers. Although we plan to engage in the fingerprint encoding and authentication business, there are no assurances that we will develop any customers for our products. Because our customers potentially include United States government agencies, including branches of the United States military, there is a risk that we will become dependent upon one or a few customers.

GEOGRAPHIC MARKETS:

As of December 31, 2004, and as of the date of this Form 10-KSB, we have not developed our marketing plan or the products for our proposed fingerprint encoding and authentication business; as such, we are unable to determine what our geographic markets will be.

TARGET MARKETS:

Our target markets include the following:

Our target markets include federal, state, and local government agencies, including:

      o     All branches of the United States military;
      o     Federal Bureau of Investigation;
      o     Office of Homeland Security;
      o     Immigration and Naturalization Service;
      o     Local police and sheriff's departments;
      o     Department of Defense Biometrics Management Office
      o     United States Army Communication Electronics Command;
      o     National Security Agency;
      o     Justice Department Management Office;
      o     Airport authorities;
      o     State corrections departments;
      o     State judiciary departments;
      o     Education departments; and
      o     State Probation and Parole departments.

Corporations

      o     Financial institutions;
      o     Transportation Industry
      o     Childcare;
      o     Securities and gaming agencies; and
      o     Large retail organizations.

MARKETING:

As of April 19, 2005 we had not developed a marketing program for our proposed fingerprint encoding and authentication operations; however, we did hire a Director of Business Development to direct our sales activities. If, and only if, we have our prototype product built and we complete the initial beta testing, we may hire additional sales associates to conduct direct sales.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS:

We will rely upon third party manufacturers to manufacture our hardware computer technology components that comprise our fingerprint biometric applications and other products. As such, we do not anticipate being dependent upon raw materials or suppliers for our proposed fingerprint encoding and authentication operations.

PATENTS, TRADEMARKS AND LICENSES:

On August 16, 2001, Lam Ko Chau, our former President, filed a provisional United States (U.S.) patent application in the U.S. Patent and Trademark Office (USPTO), entitled "Method and System for Fingerprint Encoding and Authentication" and having serial number No. 60/312,371. On October 1, 2001, Lam Ko Chau, our former President, filed a non-provisional U.S. patent application in the USPTO, entitled "Method and System for Fingerprint Encoding and Authentication", having serial number No. 09/965,809 and claiming the benefit of said provisional U.S. patent application. On August 15, 2002, Lam Ko Chau, our former President, filed a PCT International Patent Application with the Canadian Intellectual Property Office (CIPO) acting as Receiving Office under the Patent Cooperation Treaty (PCT), entitled "Method and System for Fingerprint Encoding and Authentication", having serial number PCT/CA02/01274 and claiming priority from said provisional U.S. patent application and said non-provisional U.S. patent application. A Petition to Make Special (PTMS) was filed in the USPTO on December 23, 2002 in order to accelerate the examination proceedings in respect of said non-provisional U.S. patent application and said petition was granted on September 2, 2003. On February 27, 2003, Lam Ko Chau, our former President, assigned the right, title and interest in and to all of the aforementioned patent applications to Liska Biometry, Inc. for consideration of $1. On July 18, 2003, we assigned the right, title and interest in and to all of the aforementioned patent applications to Liska Biometry Inc., a Florida Corporation for consideration of $1. The two aforementioned assignments were recorded with the USPTO on March 20, 2003 and on July 23, 2003, respectively. On February 16, 2004, said PCT International Patent Application entered the National Phase in Canada in the name of Liska Biometry, Inc. On June 25, 2004, we received word that the U.S. Patent Office had granted U.S. patent 6,757,411 on the above-identified application. As of March 22, 2005, said the Canadian National Phase patent application was pending before, with no official actions having yet been received.

On November 23, 2004, Manoj Hippola, our Chief Financial Officer and Chief Operating Officer, filed, on behalf of the Company, a trademark application with the Canadian Patent and Trademark Office for `BIN" the Company's acronym for Biometric Identifier Number having docket number 1 240 590.

On December 16, 2004, Dr. Peter Wrage, our Vice President of Product Operations, filed, on behalf of Liska, a non-provisional United States (U.S.) patent application in the U.S. Patent and Trademark Office (USPTO), entitled "Method and Apparatus for Determining a Stable Repeatable Code From Biometric Information" having docket number 246-03 US. A Petition to Make Special (PTMS) was filed concurrently with the USPTO on December 16, 2004 in order to accelerate the examination proceedings in respect of said non-provisional U.S. patent application.

On December 16, 2004, Dr. Peter Wrage, our Vice President of Product Operations, filed, on behalf of Liska, a non-provisional United States (U.S.) patent application in the U.S. Patent and Trademark Office (USPTO), entitled "Database Employing Biometric Indexing and Method Therefore" having docket number 246-04 US. A Petition to Make Special (PTMS) was filed concurrently with the USPTO on December 16, 2004 in order to accelerate the examination proceedings in respect of said non-provisional U.S. patent application.

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

REGULATORY MATTERS/EFFECT OF EXISTING GOVERNMENTAL REGULATIONS:

As of December 31, 2004 and through the date of this Form 10-KSB, we have not been subject to government regulations pertaining to our business. Our future operations will be subject to extensive and ever changing federal, state and local laws and regulations.

COST OF COMPLIANCE WITH ENVIRONMENTAL MATTERS:

As of December 31, 2004 and through the date of this Form 10-KSB, we were not subject to environmental regulations or costs. Because the fingerprint encoding and authentication business does not involve the emission of pollutants or other dangerous substances, we do not anticipate being subject to environmental regulations or costs relating to our proposed fingerprint encoding and authentication operations.

RESEARCH AND DEVELOPMENT:

During fiscal year 2004 and through the date of this Form 10-KSB, we spent $82,861 on research and development.

EMPLOYEES:

As of March 22, 2005, on a consolidated basis we had thirteen (13) employees, of whom six (6) were engaged in research, development and engineering, two (2) in sales, marketing and field service and five (5) in general administration, finance and legal. The Company anticipates retaining additional R&D and marketing personnel over the next twelve (12) months to execute its business plan. Management considers its employee relations to be healthy

REPORTS TO SECURITY HOLDERS:

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

During approximately April 2002, we moved our office to 6066 Vineyard Drive, Ottawa, Ontario Canada K1C 2M5, which is the residence of our former President, Lam Ko Chau. We occupied 600 square feet of our President's residence, which was exclusively used, for our business purposes. Mr. Chau did not charge us for use of this space.

During approximately May 2003, we moved our offices to 100 Sussex Drive, Ottawa, Ontario, Canada K1A 0R6. Our Canadian subsidiary, Liska Biometry (Canada) Inc
(LBC) continues to occupy six offices plus shared lab space totaling 977 square feet. We have a one-year lease agreement with the National Research Council of Canada that expires on March 31, 2005. LBC does not intend to renew the lease with National Research Council upon its expiration. LBC pays a total of $2,220 Canadian Dollars (C$) per month to the National Research Council of Canada, which consists of: (a) C$25 per square foot per year; and (b) C$40 per month for one external Internet address.

During approximately January 2005, we moved our U.S. head office to 100 Main Street, Suite 230, Dover, NH 03820. We occupy three offices and a conference room totaling 1,950 square feet. We have a five-year lease agreement with Dover Mills, LLC expiring on January 1, 2010. We pay a total of $2,250 per month to Dover Mills, LLC, which consists of $13.84 per square foot and (b) $2.46 per square foot operating costs plus escalation. Our offices are sufficient to conduct our operations and we have no future plans to operate from any other offices.

On April 1, 2005 LBC moved our Canadian offices to 1900 City Park Drive, Ottawa, Ontario K1J 9L8 LBC will occupy fifteen offices totaling 5,570 square feet under a five-year lease agreement with bcIMC Realty Corporation expiring on March 31, 2010. LBC pays a total of C$10,754 (US$8,800) per month consisting of: (a) C$9 (US$7.38) per square foot per year plus escalation; and (b) C$15.17 (US$12.44) per month for operational costs. LBC's offices will be sufficient to conduct our Canadian operations and it has no future plans to operate from any other offices.

We do not own any real property or intend to own any real property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property other than office equipment to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. LEGAL PROCEEDINGS

On July 31, 2003, a lawsuit was filed against us, Rutherford Law Offices v. Liska Biometry, Inc., Circuit court of the Seventh Judicial District, County of Sangamon, Illinois (Case No. 2003-SC-3998), claiming that we owed Rutherford Law Offices $3,267.70 for legal services rendered to us, for which we failed to make payment. In August 2003, we paid $1,600 to the Rutherford Law Offices, in settlement of this matter, and the case was dismissed on August 22, 2003. Apart from this matter, there are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock had been previously quoted on the OTC Bulletin Board under the symbol "FLONE". In October 2001, our common stock was de-listed from the OTC Bulletin Board for failure to file required periodic filings with the Securities and Exchange Commission. Since that time and until May 2004, our common stock was quoted on the "Gray Sheets."

In February 2004 we filed Form 15C-211 to have our shares re-listed on the OTC Bulletin Board, having updated all of our requisite Securities and Exchange Commission filings. On May 17, 2004, the National Association for Securities Dealers approved our Form 15C-211 and we subsequently re-listed our common stock on the OTC Bulletin Board on May 18, 2004.

The high and low bid information for each quarter, if applicable, for the last fiscal year is presented below. The quotations are inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

Quarter                                                       High         Low

Fiscal Year Ended 12/31/01
First Quarter                                                $  3.75     $  0.50
Second Quarter                                               $  0.50     $  0.04
Third Quarter                                                $ 0.025     $ 0.018
Fourth Quarter                                               $  0.01     $0.0001

Fiscal Year Ended 12/31/02
First Quarter                                                $  0.00     $  0.00
Second Quarter                                               $  0.00     $  0.00
Third Quarter                                                $  0.00     $  0.00
Fourth Quarter                                               $  0.00     $  0.00

Fiscal Year Ended 12/31/03
First Quarter                                                $  0.00     $  0.00
Second Quarter                                               $  0.00     $  0.00
Third Quarter                                                $  0.00     $  0.00
Fourth Quarter                                               $  0.00     $  0.00

Fiscal Year Ended 12/31/04
First Quarter                                                $  0.00     $  0.00
Second Quarter                                               $  3.00     $  0.80
Third Quarter                                                $  2.05     $  0.62
Fourth Quarter                                               $  1.25     $  0.31

We obtained the above stock information from an Internet-based website, http://finance.yahoo.com.

HOLDERS:

As of December 31, 2004, we had approximately holders of record of our common stock.

ISSUED AND OUTSTANDING STOCK:

As of December 31, 2004, there were 23,284,167 shares of common stock issued and outstanding. As of April 19, 2005, there were 24,251,084 shares of common stock outstanding and held by 332 holders of record. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are issued and outstanding.

OPTIONS:

The following table sets forth stock options granted to the members of the Company in the Summary Compensation Table during fiscal 2004 under the Company's two employee stock option plans. Since inception, the Company has not granted any stock appreciation rights.

                                      %of total
                                      Options          Exercise
                         Options      Granted in       Price per    Expiration
Name                     Granted      Fiscal 2004      Share        Date
-------------------------------------------------------------------------------
Jean E. Boyle             50,000        0          $    0.64       July 9, 2009
Dr. Javaid I Sheikh       50,000        0          $    0.64       July 9, 2009
G. Bryan Thomas           50,000        0          $    0.64       July 9, 2009
Gary A. Gaulding          50,000        0          $    0.64       July 9, 2009
Brian Metcalfe           150,000        0          $    0.65       July 9, 2009

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

RECENT SALES OF UNREGISTERED SECURITIES:

The Company issued the following unregistered securities during the twelve months ended December 31, 2004.

These transactions were exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

 Date of Issuance    Description of Securities       Number of         Purchase
                              Issued                Shares Issued       Price
    2/20/2004              Common Shares               60,000         $ 30,000
    3/10/2004              Common Shares               40,000         $ 20,000
     4/14/04               Common Shares              100,000         $ 50,000
     4/21/04               Common Shares               30,000         $ 15,000
     4/28/04               Common Shares              120,000         $ 60,000
     6/28/04               Common Shares              240,000         $120,000
      9/9/04               Common Shares              100,000         $ 50,000
9/1 to 12/31/2004          Common Shares            1,757,870         $635,583**

** During the period 9/1/2004 to 12/31/2004, we issued 1,757,870 shares to clients of Atlantic International Capital Holdings.

None of the above issuances involved underwriters, underwriting discounts. We relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D in offering these shares. We believed these exemptions were available because:

      o     We are not a blank check company;
      o     Total sales did not exceed $1,000,000;
      o Our officers or directors made all sales of our common stock to the above persons;
      o     Sales were not made by general solicitation or advertising;
      o Sales were made to persons with pre-existing relationships to the Company, our officers or directors; and
      o Sales were made to investors who were either accredited investors or who represented that they were sophisticated enough to evaluate the risks of the investment.

Item 6. Management Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. For purposes of this Management's Discussion and Analysis, the words "we" or "our" refer to Liska Biometry, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including those risks summarized on pages 9-11 of this Form 10-KSB.

PLAN OF OPERATIONS

We have made significant adjustments to our Plan of Operations during the three-month period ending December 31, 2004. We plan to accomplish the following in our Plan of Operations over a period of 12 months. At the present time we do not have sufficient cash resources to conduct our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of fingerprint encoding and authentication. Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $2,763,000 and will not commence until we receive such financing.

Our Plan of Operations (on a consolidated basis) to Date:

RESEARCH AND DEVELOPMENT

In January 2003 we developed a preliminary demonstration model of our proposed fingerprint technology, which provided only a conceptual guide for future development. We continued our development throughout 2003 and attempted to improve our core technology and implement changes in our core software; however, most of our development occurred from September 2004 to December 2004, in which we made further changes to our core software. As reflected below in our Future Plan of Operations, we will continue to develop our core technology pending adequate financing.

DEVELOPED SOFTWARE ALGORITHMS

Using third party live-scan fingerprint scanners, we can now demonstrate the proof of concept of our proprietary software concepts, illustrating the differentiating features of embedded software algorithms - that is, the capability to measure the stable content of a fingerprint image and to express it as a short numeric output. A final workable prototype model is contingent upon us receiving financing, which we may be unable to obtain. We have expended approximately $6,000 for the aforementioned.

APPOINTED EXECUTIVE MANAGEMENT TEAM

We have filled the following executive management positions to our consolidated operation:

               Position                 Annual Salary (Consolidated Basis)
           Chief Executive                           $83,000
Chief Financial Officer and President                $78,000
   of Liska Biometry (Canada) Inc.

We estimate that our annual salary expenditures for these positions will be $161,000.

CAPITAL EXPENDITURES

We have purchased capital equipment for our research and development and general operations, which consists primarily of computer hardware. We estimate the remaining cost of our needed equipment to be approximately $78,500.

HIRED VICE PRESIDENT OF PRODUCT OPERATIONS

We have hired one individual who will be responsible for the product operations oversight of the Company. The annual salary costs associated with this position is approximately $70,000.

HIRED A CHIEF SOFTWARE ARCHITECT

We have hired an individual who will be responsible for leading the research and development of the Company's intellectual property and core software algorithms

The annual salary costs associated with this position is approximately $65,000.

HIRED A CHIEF ENGINEER

We have hired an individual who will be responsible for implementing the technology integration and designing the Company's product applications.

The annual salary costs associated with this position is approximately $65,000.

HIRED HUMAN RESOURCE MANAGER

We have hired one individual who will be responsible for all human resource/administrative functions of the Company.

The annual salary costs associated with this position is approximately $50,000.

HIRED A FINANCIAL CONTROLLER/ SENIOR FINANCIAL ADVISOR

We have hired one individual on a part-time basis who will be responsible for the financial accounting, audit procedures and the internal financial controls as well as advising the executive management on the financial management of the Company.

The annual salary costs associated with this position is approximately $60,000.

HIRED ENGINEERING TEAM

We have hired individuals to fill the following positions:

      o     Senior Technical Support Engineer
      o     Senior Security Systems Engineer
      o     Network Communication and Security Development Engineer
      o     Senior Software Programmer
      o     One part-time programmer

The estimated annual salary cost associated with these positions is $238,000.

HIRED A SENIOR VICE-PRESIDENT OF OPERATIONS AND DIRECTOR OF BUSINESS DEVELOPMENT

We hired an individual who will be responsible for implementing the US-based sales, marketing, and business development initiatives of the Company and implementing operational strategies in concert with the CEO and CFO of the Company. This individual oversees the operational implementation of the Company's business plan and manages its US-based operational units.

The estimated annual salary costs associated with this position is approximately $70,000.

HIRED A BOOKKEEPER

We hired an individual on a part-time basis who will be responsible for the day-to-day bookkeeping and financial upkeep of the Company

t 0 0 The estimated annual salary costs associated with this position is approximately $24,000.

Our Future Plan of Operations:

HIRE A DIRECTOR OF TECHNICAL SERVICES

We plan to hire an individual who will be responsible for implementing technical strategies in concert with the Director of Business Development. This individual will support the U.S. business development team

The estimated annual salary costs associated with this position is approximately $55,000.

HIRE A CHIEF TECHNOLOGY OFFICER

We plan to hire an individual who will be responsible for overseeing all of the Company's R&D functions at its facilities in Ottawa, Canada.

The estimated annual salary costs associated with this position is approximately $50,000.

HIRE AN ADMINISTRATION TEAM

We plan to hire two individuals who will be responsible for all of the administrative functions at the Company's head office in Dover, New Hampshire and its R&D facilities in Ottawa, Ontario.

The estimated annual salary costs associated with these two positions is approximately $63,500.

HIRE TWO ADDITIONAL SENIOR PROGRAMMERS

We plan to hire two individuals who will be responsible for programming code.

The estimated annual salary costs associated with these two positions is approximately $60,000.

GENERAL & ADMINISTRATIVE EXPENSES

We intend to expend funds for general and administrative expenses such as: insurance expense, rent expense, legal expenses, professional fees, telephony, travel & entertainment, payroll expenses, professional fees and offices expenses.

The estimated annual costs associated with these expenditures is approximately $857,000

DEVELOP AND INITIATE MARKETING EFFORT

Our Vice President of Sales and Marketing will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for market penetration. Generally this strategy will include targeting the following market segment verticals:

      o Government Sector - national identification programs, driver's licenses
      o     Travel and Transportation - visas, travel documentation
      o     Financial Sector- bank account access
      o     Foreign Security Markets - Europe, Middle East, Africa
      o     Transportation Industry - North America

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

In addition, we will acquire other market information and contacts by joining key industry group and hiring industry analysts, attending trade shows, traveling to meet potential clients/partners and designing print media/web based promotional strategies. The annual cost associated with this marketing effort is approximately $405,000.

EXPAND OUR PRODUCT APPLICATIONS INITIATIVES AND RESEARCH AND DEVELOPMENT

We will continue to develop our initial proprietary software algorithms, with several iterations planned for 2005. Our goal in this regard is to reach the proof of concept stage, illustrating the differentiating features of these new embedded software algorithms, focusing on real-time fingerprint biometric database search. The annual cost associated with expanding the product application and R&D functions is approximately $385,000.

SUMMARY OF ESTIMATED COSTS

Executive Management                                                  $  161,000
Capital Expenditures                                                      78,500
VP Product Operations                                                     70,000
Chief Software Architect                                                  65,000
Chief Engineer                                                            65,000
Develop Software Algorithms                                                6,000
Human Resource Manager                                                    50,000
Financial Controller/Sr. Financial Advisor                                60,000
Engineering Team                                                         238,000
Director of Business Development                                          70,000
Bookkeeper                                                                24,000
Director of Technical Sales                                               55,000
Administration Team                                                       63,500
General & Administrative Expenses                                        857,000
Two Senior Programmers                                                    60,000
Initiate Marketing Effort                                                405,000
Chief Technology Officer                                                  50,000
Expand Product Apps/R&D                                                  385,000
TOTAL                                                                 $2,763,000

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through December 31, 2004, and as of the date of this Form 10-KSB, we have earned no revenues. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $2,763,000 as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had limited cash resources of only $245,641. We do not have any other internal sources of working capital. We did not receive any revenues during our fiscal year 2004 or thereafter. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

Since our inception, our operating expenses have exceeded our revenues, which has been $8,000. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our December 31, 2004 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 7. Financial Statements

Liska Biometry, Inc.

Liska Biometry, Inc.
Table of Contents

                                                                         Page

Report of Independent Auditors                                            28

Consolidated Balance Sheet                                                29

Consolidated Statements of Operations                                     30

Consolidated Statement of Stockholders' (Deficit)                         31

Consolidated Statements of Cash Flows                                     33

Notes to Consolidated Financial Statements                                35

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Liska Biometry, Inc.

We have audited the accompanying consolidated balance sheet of Liska Biometry, Inc. (A Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liska Biometry, Inc. (Development Stage Company) as of December 31, 2004, and the results of its operations, and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 19, 2005

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2004

Assets

Current assets:
    Cash                                                            $   245,641
    Prepaid expenses                                                     32,616
    Miscellaneous receivables                                             2,277
                                                                    -----------
         Total Current Assets                                           280,534
                                                                    -----------

Fixed assets, net                                                        23,070
                                                                    -----------

                                                                    $   303,604
                                                                    ===========

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable & accrued expenses                              $   188,261
   Due to investors                                                      82,552
                                                                    -----------
          Total current liabilities                                     270,813
                                                                    -----------

Stockholders' equity
   Preferred stock, no par value,

      10,000,000 shares authorized, none outstanding                         --
   Common stock, no par value,
      100,000,000 shares authorized,
        23,284,167 shares issued and outstanding                      7,047,864
   Common stock subscriptions                                           194,808
   Additional paid in capital                                         1,063,203
   Treasury stock                                                      (200,000)
   Deferred compensation                                                (67,417)
  (Deficit) accumulated during the development stage                 (7,999,394)
                                                                    -----------
                                                                         39,064
  Other comprehensive income:
    Currency translation adjustment                                      (6,273)
                                                                    -----------
                                                                         32,791
                                                                    -----------

                                                                    $   303,604
                                                                    ===========

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Years Ended December 31, 2004 and 2003, and
                 Inception (August 1, 2000) to December 31, 2004

                                                    Year Ended       Year Ended    Inception to
                                                     December         December       December
                                                     31, 2004         31, 2003       31, 2004
                                                   ------------    ------------    ------------
Sales                                              $         --    $         --    $      8,000

Cost of goods sold                                           --              --             892
                                                   ------------    ------------    ------------


Gross profit                                                 --              --           7,108
                                                   ------------    ------------    ------------

Operating expenses:

   Impairment of license                                     --              --          58,812
   Non-cash stock compensation                        3,695,934       1,738,652       6,722,573
   Selling, general and administrative expenses         535,245         134,816       1,225,367
                                                   ------------    ------------    ------------

                                                      4,231,179       1,873,468       8,006,752
                                                   ------------    ------------    ------------

(Loss) from operations                               (4,231,179)     (1,873,468)     (7,999,644)
                                                   ------------    ------------    ------------

Other income (expense):
   Other income                                              --              --             250
                                                   ------------    ------------    ------------

Net (loss)                                           (4,231,179)     (1,873,468)     (7,999,394)

Comprehensive income:
Currency translation adjustment                          (4,942)         (1,331)         (6,273)
                                                   ------------    ------------    ------------

Comprehensive (loss)                               $ (4,236,121)   $ (1,874,799)   $ (8,005,667)
                                                   ============    ============    ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding                19,705,827      12,093,661       6,173,864
                                                   ============    ============    ============
  Net (loss) per share                             $      (0.21)   $      (0.15)   $      (1.30)
                                                   ============    ============    ============

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                 Inception (August 1, 2000) to December 31, 2004



                                       Common Stock           Additional
                              ----------------------------     Paid in           Stock        Treasury         Deferred
                                 Shares          Amount        Capital       Subscriptions      Stock        Compensation
                              ------------    ------------   ------------    ------------    ------------    ------------

Inception                               --    $         --   $         --    $         --    $         --    $         --

Issuance of founders shares
for services
 at $.25 per share                 110,000          27,500             --              --              --              --
Issuance of founders shares
for expense
 reimbursement at $.25 per
share                              200,000          50,100             --              --              --              --
Common shares issued for
license and
 rights at $.25 per share          190,000          47,500             --              --              --              --
Shares issued for services
at $.25 per share                       42             104             --              --              --              --
Net (loss) for the  period              --              --             --              --              --              --
                              ------------    ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000       500,042         125,204             --              --              --              --

Common shares issued for
recapitalization                   103,200           5,350             --              --              --              --
Reclassification of
accumulated deficit                     --              --        (31,345)             --              --              --
Stock and options issued for
services                                --              --      1,079,670              --              --              --
Shares issued for services
at $19.34 per share                 12,229         236,621             --              --              --              --
Shares returned and retired       (130,000)             --             --              --              --              --
Shares issued to settle debt
at $.65 per share                  410,400         270,000             --              --              --              --
Net (loss) for the year                 --              --             --              --              --              --
                              ------------    ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2001       895,871         637,175      1,048,325              --              --              --

Shares issued for services
at $.001
 per share                       9,002,404           9,001             --              --              --              --
Contributed services                    --              --          6,000              --              --              --
Contributed capital                     --              --            665              --              --              --
Net (loss) for the year                 --              --             --              --              --              --
                              ------------    ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2002     9,898,275         646,176      1,054,990              --              --              --

Shares issued for services
at $.055 per share               2,900,000         159,500             --              --              --              --
Shares issued for expense
reimbursement at
 $.428 per share                   150,000          64,152             --              --              --              --
Shares issued for services
at $.50 per share                2,300,000       1,150,000             --              --              --              --
Shares issued for cash at
$.50 per share                     186,000          93,000             --              --              --              --
Common shares subscribed for
services                                --              --             --         365,000              --              --
Contributed capital                     --              --          5,213              --              --              --
Currency translation
adjustment                              --              --             --              --              --              --
Net (loss) for the year                 --              --             --              --              --              --
                              ------------    ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2003    15,434,275       2,112,828      1,060,203         365,000              --              --

Shares issued for services
at $.14 to $.42 per share          175,000          58,000             --              --              --         (22,000)
Shares issued for services
at $.50 per share                4,245,000       2,487,500             --        (365,000)             --              --
Shares issued for services
at $.51 to $1.00 per share         225,000         178,600             --              --              --         (35,000)
Shares issued for services
at $1.10 to $2.05 per share        806,545       1,348,151             --              --              --         (10,417)
Shares issued for cash at
$.14 to $.42 per share           1,762,892         517,785             --              --              --              --
Shares issued for cash at
$.50 per share                     590,000         295,000             --              --              --              --
Shares issued for cash at
$1.10 per share                     45,455          50,000             --              --              --              --
Contributed capital                     --              --          3,000              --              --              --
Common shares subscribed for
cash                                    --              --             --         138,708              --              --
Common shares subscribed for
services                                --              --             --          56,100              --              --
Purchase of treasury shares
at $.11 per share                       --              --             --              --        (200,000)             --
Currency translation
adjustment                              --              --             --              --              --              --
Net (loss) for the year                 --              --             --              --              --              --

                              ------------    ------------   ------------    ------------    ------------    ------------
                                23,284,167    $  7,047,864   $  1,063,203    $    194,808    $   (200,000)   $    (67,417)
                              ============    ============   ============    ============    ============    ============

                                                (Deficit)
                                               Accumulated
                                Currency       During the
                               Translation     Development
                               Adjustment        Stage            Total
                              ------------    ------------    ------------

Inception                     $         --    $         --    $         --

Issuance of founders shares
for services
 at $.25 per share                      --              --          27,500
Issuance of founders shares
for expense
 reimbursement at $.25 per
share                                   --              --          50,100
Common shares issued for
license and
 rights at $.25 per share               --              --          47,500
Shares issued for services
at $.25 per share                       --              --             104
Net (loss) for the  period              --        (151,383)       (151,383)
                              ------------    ------------    ------------
Balance at December 31, 2000            --        (151,383)        (26,179)

Common shares issued for
recapitalization                        --         (31,345)        (25,995)
Reclassification of
accumulated deficit                     --          31,345              --
Stock and options issued for
services                                --              --       1,079,670
Shares issued for services
at $19.34 per share                     --              --         236,621
Shares returned and retired             --              --              --
Shares issued to settle debt
at $.65 per share                       --              --         270,000
Net (loss) for the year                 --      (1,702,618)     (1,702,618)
                              ------------    ------------    ------------
Balance at December 31, 2001            --      (1,854,001)       (168,501)

Shares issued for services
at $.001
 per share                              --              --           9,001
Contributed services                    --              --           6,000
Contributed capital                     --              --             665
Net (loss) for the year                 --         (40,746)        (40,746)
                              ------------    ------------    ------------
Balance at December 31, 2002            --      (1,894,747)       (193,581)

Shares issued for services
at $.055 per share                      --              --         159,500
Shares issued for expense
reimbursement at
 $.428 per share                        --              --          64,152
Shares issued for services
at $.50 per share                       --              --       1,150,000
Shares issued for cash at
$.50 per share                          --              --          93,000
Common shares subscribed for
services                                --              --         365,000
Contributed capital                     --              --           5,213
Currency translation
adjustment                          (1,331)             --          (1,331)
Net (loss) for the year                 --      (1,873,468)     (1,873,468)
                              ------------    ------------    ------------
Balance at December 31, 2003        (1,331)     (3,768,215)       (231,515)

Shares issued for services
at $.14 to $.42 per share               --              --          36,000
Shares issued for services
at $.50 per share                       --              --       2,122,500
Shares issued for services
at $.51 to $1.00 per share              --              --         143,600
Shares issued for services
at $1.10 to $2.05 per share             --              --       1,337,734
Shares issued for cash at
$.14 to $.42 per share                  --              --         517,785
Shares issued for cash at
$.50 per share                          --              --         295,000
Shares issued for cash at
$1.10 per share                         --              --          50,000
Contributed capital                     --              --           3,000
Common shares subscribed for
cash                                    --              --         138,708
Common shares subscribed for
services                                --              --          56,100
Purchase of treasury shares
at $.11 per share                       --              --        (200,000)
Currency translation
adjustment                          (4,942)             --          (4,942)
Net (loss) for the year                 --      (4,231,179)     (4,231,179)

                              ------------    ------------    ------------
                              $     (6,273)   $ (7,999,394)   $     32,791
                              ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 2004 and 2003 and
                 Inception (August 1, 2000) to December 31, 2004

                                                                 Year Ended    Year Ended    Inception to
                                                                 December 31,  December 31,  December 31,
                                                                   2004           2003           2004
                                                                -----------    -----------    -----------
Cash flows from operating activities:
Net (loss)                                                      $(4,231,179)   $(1,873,468)   $(7,999,394)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Amortization                                                        1,466             --         40,154
  Common stock and options issued and subscribed for services     3,695,934      1,738,652      6,722,573
  Common stock issued for expenses paid by founders                      --             --         50,100
  Shares issued pursuant to recapitalization                             --             --        (25,995)
  Loss on impairment of license                                          --             --         58,812
  Contribution of services                                            3,000             --          9,000
  Currency translation adjustment                                    (4,942)        (1,331)        (6,273)
  Increase in prepaid expenses and miscellaneous receivables        (34,895)            --        (34,894)
  Increase in accounts payable and accrued expenses                  (9,096)        38,851        297,461
                                                                -----------    -----------    -----------
Net cash (used in) operating activities                            (579,712)       (97,296)      (888,456)
                                                                -----------    -----------    -----------

Cash flows from investing activities:
  Payment for license                                                    --             --        (50,000)
  Purchase of fixed assets                                          (24,535)       (24,535)
                                                                -----------    -----------    -----------
Net cash (used in) investing activities                             (24,535)            --        (74,535)
                                                                -----------    -----------    -----------

Cash flows from financing activities:
  Capital contributions                                                  --          5,213          8,878
  Common shares issued and subscriptions for cash                 1,001,493         93,000      1,224,202
  Common shares repurchased for cash                               (200,000)      (200,000)
  Advances from affiliate                                                --           (690)            --
  Proceeds from investor loans                                       47,552             --        175,552
                                                                -----------    -----------    -----------
Net cash provided by financing activities                           849,045         97,523      1,208,632
                                                                -----------    -----------    -----------

Net increase in cash                                                244,798            227        245,641

Beginning - cash balance                                                843            616             --
                                                                -----------    -----------    -----------

Ending - cash balance                                           $   245,641    $       843    $   245,641
                                                                ===========    ===========    ===========

Supplemental cash flow information:
  Cash paid for income taxes                                    $        --    $        --    $        --
                                                                ===========    ===========    ===========
  Cash paid for interest                                        $        --    $        --    $        --
                                                                ===========    ===========    ===========

Non cash investing and financing activities:
  Common stock issued for license                               $        --    $        --    $    47,500
                                                                ===========    ===========    ===========
  License acquired in exchange for payable                      $        --    $        --    $ 1,450,000
                                                                ===========    ===========    ===========
  Write off of license and related payable                      $        --    $        --    $ 1,450,000
                                                                ===========    ===========    ===========
  Common stock issued to settle investor loans                  $        --    $        --    $   205,200
                                                                ===========    ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated as 3045 Corporation under the laws of the State of Florida on October 26, 1999. On January 19, 2001 the name was changed to Floran International, Inc., on June 15, 2001 the name was changed to FTLA, Inc., and on April 1 2002 the name was changed to Liska Biometry, Inc. The Company is in the development stage and its business plan consists of providing biometric identification services, specifically products and technology for the identification and authentication of individuals using live scan fingerprints.

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

On November 2, 2004 the Company formed and acquired all of the issued and outstanding common shares of a Canadian subsidiary, Liska Biometry (Canada) Inc. That company's primary purpose is to carry out research and development of the Company's products and to generate sales in Canada for any resulting products.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized from sales when a product is shipped and from services when they are performed. The Company has not generated significant revenue to date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Long Lived Assets

The carrying value of long-lived assets, including goodwill and intangibles, is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be impairments in the future, the Company will measure the amount of the impairments based on the undiscounted expected future cash flows from the impaired assets.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Foreign Currency Translation

The Company has a wholly owned Canadian subsidiary and maintains a Canadian dollar bank account. Assets and liabilities will be translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity

Use of Estimates

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

Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $82,861 and $64,362 in 2004 and 2003, respectively.

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

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, and the period from inception to December 31, 2004, the Company incurred net losses of $4,231,179 and $7,999,394. In addition, the Company has no revenue generating operations.

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

Note 3. RECAPITALIZATION

On January 9, 2001 the Company acquired all of the issued and outstanding common shares of H2O in exchange for 500,042 shares of its common stock. The transaction was treated as a recapitalization of the Company and issuance of 103,200 common shares by H2O for the net assets of the Company. The net assets of H2O consisted of the following at December 31, 2000 and the acquisition date.

Licenses and rights   $ 1,547,500
Current liabilities    (1,573,679)
                      -----------
                      $   (26,179)
                      ===========

H2O was a development stage company on the acquisition date and had no revenue generating operations and an accumulated deficit from inception (August 1, 2000) to December 31, 2001 aggregating $151,383.

Note 4. STOCKHOLDERS' EQUITY

Common Stock

At December 31, 2004, the Company's no par value common stock authorized was 100,000,000 shares with 23,284,167 shares issued and outstanding and the Company's no par value preferred stock authorized was 10,000,000 shares. During January 2001 the Company effected a 10 for 1 forward stock split and during May 2001 the Company effected a 1 for 100 reverse stock split. All share and per share amounts have been restated to give effect to these splits.

At inception the Company issued 110,000 shares of common stock to its founders for services valued at $27,500 which management believes is the fair value of the services provided. In addition, the Company issued 200,000 shares of common stock to founders for expense reimbursement of $50,100.

During August 2001 the Company issued 190,000 shares of common stock in exchange for a license and rights valued at $47,500.

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

During October 2001 certain affiliates returned 130,000 common shares to the Company's treasury for no consideration. These shares were cancelled by the Company.

During October 2001 the Company issued 410,400 shares of common stock in exchange for the cancellation of debt aggregating $270,000 including a charge to operations of $64,800 for the difference between the amount of the debt of $205,200 and the fair value of the shares issued.

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

During the year ended December 31, 2004 a former affiliate of the Company contributed services valued at $3,000 to the capital of the Company.

During the year ended December 31, 2004, the Company issued 590,000 shares of common stock pursuant to a private placement at $.50 per share for cash aggregating $295,000, 45,455 common shares pursuant to a private placement at $1.10 per share for cash aggregating $50,000 and 1,762,892 shares were issued pursuant to Regulation S for at various prices for cash aggregating $517,785 which represented a 60% discount from the trading price of the Company's common stock on the date of the subscriptions. In addition, the Company accepted subscriptions for shares of common stock for cash aggregating $138,708.

During the year ended December 31, 2004, the Company repurchased 1,871,666 shares of common stock held by a former officer for $200,000 (see Note 8).

During the year ended December 31, 2004, the Company issued 5,451,545 shares of common stock and agreed to issue an additional 110,000 shares of common stock for services including services rendered or to be rendered pursuant to employment and consulting contracts and by directors. The shares were valued at their fair market value of which $3,695,934 has been charged to operations and $67,417 is recorded as deferred compensation at December 31, 2004, to be amortized to operations over the term of certain consulting and employment contracts.

During May 2004, July 2004, October 2004 and December 2004, the Company filed Form S-8 registration statements registering a total of 1,887,000 shares of common stock to be issued pursuant to employment and consulting contracts. Through December 31, 2004 all but 110,000 such shares had been issued pursuant to these Form S-8 registration statements and are included in the shares described above.

Stock Options

During the year ended December 31, 2004 the Company issued options to purchase 350,000 shares of its common stock for a period of ten years at prices of $.64 and $.65 per share to four directors and a consultant for services rendered. These options vest one year from the date of issuance. No expense was charged to operations related to these options.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2003: expected life of options of 10 years, expected volatility of 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2004, approximated $1.00 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                 2004             2003
Net (loss)
            As reported                      $  (4,231,179)   $  (1,873,468)
            Proforma                         $  (4,361,179)   $  (1,873,468)
Basic and diluted (loss) per share
            As reported                      $        (.21)   $        (.15)
            Pro forma                        $        (.22)   $        (.15)

A summary of stock option activity is as follows:

                                            Weighted      Weighted
                              Number         average       average
                                 of         exercise          fair
                             shares            price         value
Balance at
  December 31, 2002              --
Granted                          --
Exercised/Forfeited              --
Balance at
  December 31, 2003              --
Granted                     350,000            $ .64         $1.00
Exercised/Forfeited              --
Balance at
  December 31, 2004         350,000            $ .64         $1.00

The following table summarizes information about fixed-price stock options at December 31, 2004:

                                Outstanding                      Exercisable
                   Weighted       Weighted      Weighted-
                   Average       Average        Average
   Exercise        Number       Contractual     Exercise      Number    Exercise
   Prices        Outstanding       Life           Price    Exercisable   Price
   ------        -----------       ----           -----    -----------   -----

$.64 to $.65        350,000      10 years         $.64       350,000    $1.00

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at
 the federal statutory rate    34%
Effect of operating losses    (34)%
                              ---
                               --
                              ===

As of December 31, 2004 the Company has a net operating loss carry forward of approximately $2,400,000 (subject to any restrictions because of prior changes in ownership). This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2024. The deferred tax asset of approximately $800,000 relating to the operating loss carry forward has been fully reserved at December 31, 2004. The principal difference between the net operating loss for income tax purposes and the net operating loss for financial reporting purposes results from stock based compensation of approximately $5,600,000. The change in the valuation reserve for the year ended December 31, 2004 was approximately $180,000.

Note 6. DUE TO INVESTORS

During December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share. The investors subsequently agreed to rescind the subscription agreements and subscribe to a new private placement offering after the recapitalization described in Notes 1 and 3. Accordingly, the $86,000 was reflected as a liability at December 31, 2000. During the three months ended March 31, 2001, the Company raised an additional $154,200 consisting of $42,000 in cash and $112,200 of expenses paid directly to third parties pursuant to subscription agreements, which because the shares were not issued was also classified as a liability. During October 2001 the Company issued 410,400 shares of common stock to retire $205,200 of this liability. The Company charged the difference between the fair market value of the shares issued and the agreed upon conversion price of $64,800 to operations during 2001. The unpaid balance of the amounts due to investors was $35,000 at December 31, 2003.

During 2004 investors loaned the Company a net of $47,552 with no specified interest rate. The loans are due on demand. The unpaid balance of amounts due to investors is $82,552 at December 31, 2004.

Note 7. LEASE COMMITMENTS

On December 8, 2004 the Company entered into a lease agreement for office premises in Dover, New Hampshire, requiring lease payments of $2,250 to $2,734 per month for the period January 1, 2005, through December 31, 2009.

On February 24, 2005, Liska Biometry (Canada) Inc. entered into an Agreement to Lease office premises in Ottawa, Canada requiring minimum lease payments of $8,819 per month beginning May 1, 2005, through March 31, 2010. In addition, the lease allows for annual escalation of certain operating cost. In support of that agreement, the Company agreed to sign an indemnification agreement guaranteeing all rental payments.

Minimum lease payments under both leases for the years ended December 31, are summarized below:

                       Company                 Subsidiary
                       -------                 ----------
2005                  $ 27,000                  $ 61,732
2006                  $ 28,350                  $105,827
2007                  $ 29,768                  $105,827
2008                  $ 31,256                  $105,827
2009                  $ 32,819                  $105,827
2010                  $     --                  $ 35,276

Note 8. COMMITMENTS AND CONTINGENCIES

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, provided required information and acquired necessary subscription agreements, it could be liable for rescission of the sales or other actions, including SEC enforcement actions, if such exemptions were found not to apply or other violations occurred. This could have a material negative impact on the Company's financial position and results of operations.

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

During August 2002 the Company entered into an agreement with a consultant whereby the consultant would provide financial consulting services to the Company. Pursuant to the agreement the Company was to pay a monthly fee of $5,000 for these services. In addition, the consultant was to receive 1,000,000 shares of the Company's common stock, provided that within 12 months of the date of the agreement the consultant provided sufficient working capital to develop the Company's product. During June 2003 the Company issued 1,000,000 shares of common stock valued at $55,000 in full settlement of the consulting agreement.

At December 31, 2004 the Company had entered into employment contracts of varying terms ending from April through December 2005 with five officers for annual compensation aggregating approximately $281,500, of which one contract for $61,000 was subsequently cancelled. In addition these officers received an aggregate of 2,200,000 shares of restricted common stock and 510,000 common shares registered pursuant to Form S-8. In addition, one employee may receive up to 400,000 options to purchase common shares based on performance goals. The term of each of the contracts commenced on the date the Company received a minimum of $100,000 in funding and terminates one year thereafter with all ending by December 1, 2005 if not renewed. One of these officers may also receive 250,000 common shares depending upon reaching certain performance targets during the contract term, which ends September 19, 2005.

During August 2004 the Company entered into an agreement for a `best efforts' equity financing for up to $2,000,000 at a discount of 60% of the traded value per common share at the previous day's closing offer price including a placement fee of 10% of the funds raised. As of December 31, 2004, a total of $517,785 was received by the Company for shares issued and $138,708 was received by the Company for subscriptions pursuant to the agreement, which remains in effect.

On November 1, 2004 the Company entered into an exclusive agreement for best efforts equity or debt funding. The agreement calls for a cash payment of 10% of the equity-based funds raised, 8% of the convertible debt-based funds raised and 5% of the non-convertible debt-based funds raised. A retainer of 75,000 shares of common stock valued at its fair value of $52,500 was also paid. As yet, no funds have been raised pursuant to the agreement, which continues in effect until April 30, 2005.

On October 29, 2004, the Company completed an agreement to repurchase 1,871,666 common shares for a total consideration of $200,000 from a former officer that will be held in the Company's treasury until their further disposition is decided upon. An initial deposit for the repurchase of $50,000 was made in September 2004 and the balance was paid in October 2004 (see Note 4). Under the agreement, the Company also received options to repurchase 1,000,000 common shares at $1.00 per share by April 29, 2005 and a further 1,000,000 common shares at $2.00 per share by October 28, 2005.

Note 9. SUBSEQUENT EVENTS

In January 2005, the Company issued the 110,000 shares of common stock discussed in Note 4.

During January, 2005 the Company entered into an employment agreement with an individual to act as its controller. In consideration the employee was to receive 80,000 shares of restricted common stock. In addition the agreement contained certain performance incentives.

In March 2005, the Company issued 345,571 shares of restricted common stock, including the foregoing 80,000 shares of common stock, to two employees pursuant to employee contract performance milestones and services rendered.

Through March 2005 the Company issued 511,346 common shares subscribed for at December 31, 2004.

In March and April, 2005, the Company sold 260,000 shares of common stock through four private placements for cash aggregating $78,000 or $.30 per share. These shares have not yet been issued.

Through March 31, 2005, the Company issued 650,000 options to purchase common shares exercisable at $.39 per share for a period of 10 years to certain employees and consultants.

Item 8 - disclose the required information (changes and disagreements with accountants)

None

Item 8A - Controls and Procedures

      We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer ("CEO and CFO") evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, our CEO and CFO have discovered a potential material weakness in our disclosure controls as they relate to the documents supporting the issuance of equity securities. Our CEO and CFO believe that the weaknesses did not affect the reporting or disclosure in our annual or quarterly reports due to controls put in place during the current quarter and compensating controls, such as the detailed review of these areas subsequent to the time at which the agreements were entered into and during the preparation of our quarterly and annual reports.

      These weaknesses are currently being addressed and actions are currently being taken to improve our disclosure controls and procedures; and our CEO and CFO have concluded that our disclosure controls and procedures, combined with compensating controls are effective as of the end of the period covered by this report in that information required to be disclosed in this 10KSB has been recorded, processed, summarized and reported properly within the current fiscal year. Although there was a change in our disclosure controls and procedures during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The following is a summary of the weakness and deficiency that has been identified and addressed:

      o Deficiency related to the documentation, review and approval of certain sales under a Regulation S sale of securities by our authorized broker/dealer agents. At our most recent year-end, we identified a deficiency in controls related to documentation, review and approval of sales made under a series of Regulation S transactions. Such deficiencies resulted in our inability to obtain supporting documentation confirming the investor's intention to subscribe to the shares sold despite having received the funds from the broker/agent and despite having the certificates issued by our transfer agent. This deficiency did not exist for the private placements affected during the year.

      As a result of the findings above, we have implemented and will continue to implement the following actions:

      o We have appointed a part-time financial controller to support the preparation of financial statements and reports to be filed with the SEC.

      o We are establishing procedures to improve our review and processing of non-accounting documentation and contracts, and specifically will require adequate documentation be provided concurrently with any future share subscriptions, regardless of type.

      o We intend to periodically review our internal procedures and controls to ensure additional enhancements to our internal controls are installed as necessary to meet our operational needs. Outside consultants will be engaged to advise our management as areas of concern are identified.

      o     We intend to establish a Code of Ethics.

      Our management is committed to a sound internal control environment. We believe we have committed adequate resources to the aforementioned reviews and remedies. We believe that we have addressed the issue identified above, and we believe that we are in the process of further improving our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate disclosures and financial statements with appropriate supporting documentation on a timely basis.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The information required by this Item regarding (i) Company directors is set forth under the section captioned "Proposal I - Election of Directors" contained in the Proxy Statement, (ii) Company executive officers is set forth under the section captioned "Proposal I - Election of directors" contained in the Proxy Statement, and (iii) Section 16(a) compliance is set forth under the section captioned "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" contained in the Proxy Statement, all of which is incorporated herein by reference.

We have not yet adopted a Code of Ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions. We have been focused on raising funds to continue our operations. Our management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned "Executive Compensation - Summary Compensation Table" contained in the Proxy Statement, all of which is incorporated by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned "Security Ownership of Certain Beneficial Owners" contained in the Proxy Statement which is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our former President, Lam Ko Chau, having previously made certain inventions and discoveries, filed the following patents with the United States Patent and Trademark Office for a method and system for fingerprint encoding and authentication: (a) US Provisional Patent Application Serial No. 60/312,371 entitled "Method and System for Fingerprint Encoding and Authentication", filed on August 16, 2001; and (b) US Patent Application Serial No. 09/965,809 entitled "Method and System for Fingerprint Encoding and Authentication", filed on October 1, 2001. On August 15, 2002, our former President, Lam Ko Chau, filed a PCT International Patent Application PCT/CA02/01274 entitled "Method and System for Fingerprint Encoding and Authentication" with the World Intellectual Property Organization. The World Intellectual Property Organization, headquartered in Geneva, Switzerland, is an international organization dedicated to promoting the use and protection of intellectual property works. On February 27, 2003, our former President, Lam Ko Chau, assigned the right, title and interest to all of these patent applications to us for consideration of $1.

On November 2, 2004, we incorporated Liska Biometry (Canada) Inc., a wholly owned subsidiary registered in the province of Ontario, for the purpose of conducting our Canadian operations. Our Chief Financial Officer, Manoj Hippola, was elected as President and sole director of Liska Biometry Canada, Inc.

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

(a)   Exhibits

Exhibit
Number                         Description

3.1   Articles of Incorporation of 3045 Corporation dated October 26, 1999(1)

3.2   Bylaws of 3045 Corporation dated October 25, 1999(1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

      (1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

      (2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

      (3) Denotes previously filed exhibits: filed on August 15, 2003 with Liska Biometry, Inc.'s Form 10-QSB for the period ended June 30, 2003.

(b)   Reports on Form 8-K

Form 8-K Report filed on April 1, 2004
Form 8-K Report filed on April 27, 2004
Form 8-K Report filed on September 23, 2004

Item 14. Principal Accountant Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2004 and 2003 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $22,975 and $13,975 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed during the last two fiscal years for professional services rendered for tax compliance.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liska Biometry, Inc.
--------------------
Registrant

Dated:  April 19, 2005

/s/ Chris LeClerc
By: Chris LeClerc, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 19, 2005

/s/ Chris LeClerc
By: Chris LeClerc, President and CEO

/s/ Manoj Hippola
-----------------
By: Manoj Hippola, CFO