Form 10QSB
period 2005-03-31
LISKA BIOMETRY INC
filed 2005-05-16
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                          Commission File No. 333-94265


                              Liska Biometry, Inc.
        -----------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


            FLORIDA                                       06-1562447
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                            100 Main Street Suite 230
                           Dover, Hew Hampshire, 03082
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 1 877 77 LISKA
          (Telephone number, including area code, of agent for service)


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

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

================================================================================

 As of March 31, 2005, we had 24,251,084 shares of our common stock outstanding.


                              LISKA BIOMETRY, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                            Page

PART I -  FINANCIAL INFORMATION
          Item 1 - Financial Statements
                   Balance Sheet (Unaudited)                                   3
                   Statements of Operations (Unaudited)                        4
                   Statements of Cash Flows (Unaudited)                        5
                   Notes to Financial Statements                               6
          Item 2 - Management's Discussion and Analysis or Plan of Operations  7
          Item 3 - Controls and Procedures                                    15
PART II - OTHER INFORMATION
          Item 6 - Exhibits and Reports on Form 8-K                           17
          Signatures                                                          18

================================================================================

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

Assets

Current assets:
   Cash                                                             $    61,408
   Prepaid expenses                                                      23,309
   Miscellaneous receivables                                              2,674
                                                                    -----------
         Total Current Assets                                            87,391
                                                                    -----------

Fixed assets, net                                                        37,339
                                                                    -----------

Other assets:
   Deposits                                                              20,667
                                                                    -----------

                                                                    $   145,397
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable & accrued expenses                              $   274,644
   Due to investors                                                      85,000
                                                                    -----------
         Total current liabilities                                      359,644
                                                                    -----------

Stockholders' (deficit):
   Preferred stock, no par value,
     10,000,000 shares authorized, none outstanding                          --
   Common stock, no par value,
     100,000,000 shares authorized,
     24,251,084 shares issued and outstanding                         7,371,901
   Common stock subscriptions                                            98,250
   Additional paid in capital                                         1,333,203
   Treasury stock                                                      (200,000)
   Deferred compensation                                                (24,750)
   (Deficit) accumulated during the development stage                (8,591,520)
                                                                    -----------
                                                                       (212,916)
   Other comprehensive income:
     Currency translation adjustment                                     (1,331)
                                                                    -----------
                                                                       (214,247)
                                                                    -----------

                                                                    $   145,397
                                                                    ===========

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended March 31, 2004 and 2005, and
                  Inception (August 1, 2000) to March 31, 2005
                                   (Unaudited)

                                                   Three Months    Three Months      Inception
                                                       Ended           Ended            to
                                                  March 31, 2004  March 31, 2005  March 31, 2005
                                                   ------------    ------------    ------------
Sales                                              $         --    $         --    $      8,000

Cost of goods sold                                           --              --             892
                                                   ------------    ------------    ------------

Gross profit                                                 --              --           7,108
                                                   ------------    ------------    ------------

Operating expenses:
   Impairment of license                                     --              --          58,812
   Non cash stock compensation                               --         292,145       7,014,718
   Selling, general and administrative expenses          50,890         299,981       1,525,348
                                                   ------------    ------------    ------------

                                                         50,890         592,126       8,598,878
                                                   ------------    ------------    ------------

(Loss) from operations                                  (50,890)       (592,126)     (8,591,770)
                                                   ------------    ------------    ------------

Other income (expense):
   Other income                                              --              --             250
                                                   ------------    ------------    ------------

Net (loss)                                              (50,890)       (592,126)     (8,591,520)

Other comprehensive income:
   Foreign currency translation adjustment                1,738          (3,603)         (1,331)
                                                   ------------    ------------    ------------


Comprehensive (loss)                               $    (49,152)   $   (595,729)   $ (8,592,851)
                                                   ============    ============    ============

Per share information - basic and fully diluted:

   Weighted average shares outstanding               15,487,462      23,942,599       6,607,097
                                                   ============    ============    ============

   Net (loss) per share                            $      (0.00)   $      (0.02)   $      (1.30)
                                                   ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2004 and 2005, and
                  Inception (August 1, 2000) to March 31, 2005
                                   (Unaudited)

                                                    Thee Months    Thee Months     Inception
                                                       Ended           Ended          to
                                                     March 31,       March 31,     March 31,
                                                       2004            2005          2005
                                                    -----------    -----------    -----------
Cash flows from operating activities:

Net cash (used in) operating activities             $   (42,245)   $  (218,102)   $(1,106,558)
                                                    -----------    -----------    -----------

Cash flows from investing activities:

Net cash (used in) investing activities                      --        (16,579)       (91,114)
                                                    -----------    -----------    -----------

Cash flows from financing activities:
  Capital contributions                                      --             --          8,878
  Common shares issued and subscriptions for cash        50,000         48,000      1,272,202
  Common shares repurchased for cash                         --             --       (200,000)
  Net proceeds from investor loans                           --          2,448        178,000
                                                    -----------    -----------    -----------

Net cash provided by financing activities                50,000         50,448      1,259,080
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                           7,755       (184,233)        61,408

Beginning - cash balance                                    843        245,641             --
                                                    -----------    -----------    -----------

Ending - cash balance                               $     8,598    $    61,408    $    61,408
                                                    ===========    ===========    ===========

Supplemental cash flow information:
  Cash paid for income taxes                        $        --    $        --    $        --
                                                    ===========    ===========    ===========

  Cash paid for interest                            $        --    $        --    $        --
                                                    ===========    ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004 and for the two years then ended, and the period from inception (August 1, 2000) to December 31, 2004, including notes thereto included in the Company's Form 10-KSB.

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

At March 31, 2005, the Company and it's subsidiary had entered into employment contracts of varying terms ending from April through September 2005 with four officers for annual compensation aggregating approximately $250,000, of which one contract for $53,300 was subsequently cancelled. In addition these officers received an aggregate of 2,630,000 shares of common stock (see Note 4). The term of each of the contracts commences on the date the Company receives a minimum of $100,000 in funding and terminates one year thereafter. One of these officers has also received options to purchase a total of 400,000 common shares as a result of reaching certain performance targets during the contract term that ends September 2005.

At March 31, 2005 the Company had entered into consulting contracts of varying terms ending from January through September 2005 with various consultants for varying fees depending upon services rendered.

(4)   Stockholders' (Deficit)

During the three months ended March 31, 2005 the Company issued 621,346 shares of common stock which had been subscribed for at December 31, 2004.

During the three months ended March 31, 2005, the Company issued 345,571 shares of common stock and agreed to issue an additional 125,000 shares of common stock for services including services rendered or to be rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $179,478 all of which has been charged to operations. A further $42,667 previously recorded as deferred compensation and $70,000 representing the fair value of options issued to a consultant at December 31, 2004 has been amortized to operations during the period.

During the three months ended March 31, 2005, the Company also accepted subscriptions for 160,000 shares of common stock for cash aggregating $48,000.

During the period ended March 31, 2005, the Company issued 650,000 options to purchase common shares at an exercise price of $.39 per share.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended March 31, 2005: expected life of options of 10 years, expected volatility of 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended March 31, 2005 approximated $.39 per option. These results may not be representative of those to be expected in future years.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below for the period ended March 31, 2005:

Net (loss)
      As reported                      $(592,126)
      Pro forma                        $(655,126)
Basic and diluted (loss) per share
      As reported                          $(.02)
      Pro forma                            $(.03)

A summary of stock option activity is as follows:

                                                                   Weighted      Weighted
                                                                   average        average
                                                     Number        exercise        fair
                                                   of shares        price          value
                                                   ---------      ---------      ---------
      Balance at December 31, 2004                    350,000     $     .64      $    1.00
            Granted                                   650,000     $     .39      $     .39
            Exercised/Forfeited                           --
                                                   ---------
      Balance at March 31, 2005                    1,000,000
                                                   =========

The following table summarizes information about fixed-price stock options at March 31, 2005:

                                          Outstanding
                          Weighted          Weighted         Weighted-
                          Average           Average           Average                 Exercisable
        Exercise           Number         Contractual        Exercise            Number          Exercise
         Prices         Outstanding           Life             Price          Exercisable          Price
      ------------      ------------      ------------      ------------      ------------      ------------
      $.39                   650,000          10 years      $        .39                --      $        .39
      $.64 to $.65           350,000          10 years      $        .64           350,000      $       1.00

(5)   Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2005 and the period from inception to March 31, 2005, the Company incurred net losses of $592,126 and $8,591,520 respectively and has working capital and stockholder deficits of $272,253 and $214,247 respectively at March 31, 2005. In addition, the Company has no revenue generating operations.

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

(6)   Subsequent Events

During April 2005 the Company issued options to purchase 295,000 shares of its common stock for a period of ten years at a price of $.32 per share to six employees for services rendered. These options vest one year from the date of issuance.

During April 2005 and May 2005, the Company issued 281,818 shares of common stock for cash aggregating $80,000 and 178,333 shares of common stock with a fair value of $59,567 for services rendered. In addition 160,000 shares subscribed for cash at March 31, 2005 for $48,000 were issued.

During April 2005, the Company renewed employment contracts with two officers for annual compensation aggregating approximately $175,000. In addition, these officers are to receive an aggregate of 200,000 shares of common stock upon signing, 550,000 shares of restricted common stock and 550,000 stock options pursuant to performance milestones. The terms of the contracts commence on the date the Company receives a minimum of $2,000,000 in funding and terminates one year thereafter.

During May 2005 the Company filed a Form S-8 registration statement registering a total of 635,000 shares of common stock to be issued pursuant to employment and consulting contracts.

================================================================================

Item 2 Management's Discussion and Analysis or Plan of Operation

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for the Company's products, changes in the level of operating expenses, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital for the Company and the Company's use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under "Risk Factors Associated with Our Business" in our Form 10-KSB for the fiscal year ended December 31, 2004. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report. We disclaim any obligation to update forward-looking statements. All references to "we", "our", "us", of refer to Liska Biometry, Inc., and it predecessors, operating divisions, and subsidiaries.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the first quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

================================================================================

PLAN OF OPERATIONS

We plan to accomplish the following in our Plan of Operations over a period of 12 months. At the present time we do not have sufficient cash resources to conduct our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of fingerprint encoding and authentication. Therefore, our Plan of Operations is contingent upon receiving adequate financing to meet costs of $2,791,000 and will not commence until we receive such financing.

Our Plan of Operations (on a consolidated basis) to Date:

RESEARCH AND DEVELOPMENT

In January 2003 we developed a preliminary demonstration model of our proposed fingerprint technology, which provided only a conceptual guide for future development. We continued our development throughout 2003 and attempted to improve our core technology and implement changes in our core software; however, most of our development occurred from September 2004 to March 2005, in which we made further changes to our core software. As reflected below in our Future Plan of Operations, we will continue to develop our core technology pending adequate financing.

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

APPOINTED EXECUTIVE MANAGEMENT TEAM

We have filled the following executive management positions to our consolidated operation:

                                                       Annual Salary
                  Position                         (Consolidated Basis)

                Chief Executive                           $90,000

      Chief Financial Officer and President               $85,000
         of Liska Biometry (Canada) Inc.

We estimate that our annual salary expenditures for these positions will be $175,000.

CAPITAL EXPENDITURES

We have purchased capital equipment for our research and development and general operations, which consists primarily of computer hardware. We estimate the remaining cost of our needed equipment to be approximately $78,500.

HIRED VICE PRESIDENT OF PRODUCT OPERATIONS

We have hired one individual who is responsible for the product operations oversight of the Company. The annual salary costs associated with this position is approximately $70,000.

HIRED A CHIEF SOFTWARE ARCHITECT

We have hired an individual who is responsible for leading the research and development of the Company's intellectual property and core software algorithms

The annual salary costs associated with this position is approximately $65,000.

HIRED A CHIEF ENGINEER

We have hired an individual who is responsible for implementing the technology integration and designing the Company's product applications.

The annual salary costs associated with this position is approximately $65,000.

HIRED HUMAN RESOURCE MANAGER

We   have   hired   one   individual   who  is   responsible   for   all   human
resource/administrative functions of the Company.

The annual salary costs associated with this position is approximately $50,000.

HIRED A FINANCIAL CONTROLLER/ SENIOR FINANCIAL ADVISOR

We have hired one individual on a part-time basis who is responsible for the financial accounting, audit procedures and the internal financial controls as well as advising the executive management on the financial management of the Company.

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

HIRED A SENIOR VICE-PRESIDENT OF OPERATIONS AND DIRECTOR OF BUSINESS DEVELOPMENT

We hired an individual who is responsible for implementing the US-based sales, marketing, and business development initiatives of the Company and implementing operational strategies in concert with the CEO and CFO of the Company. This individual oversees the operational implementation of the Company's business plan and manages its US-based operational units.

The estimated annual salary costs associated with this position is approximately $70,000.

HIRED A BOOKKEEPER

We hired an individual on a part-time basis who is responsible for the day-to-day bookkeeping and financial upkeep of the Canadian Company

The estimated annual salary costs associated with this position is approximately $24,000.

HIRED AN ADMINISTRATOR

We hired an individual to be responsible for all of the administrative functions at the Company's head office in Dover, New Hampshire.

The estimated annual salary costs associated with this position is approximately $40,000.

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

HIRE AN ADMINISTRATOR

We plan to hire an individual who will be responsible for all of the administrative functions at the Company's R&D facilities in Ottawa, Ontario.

The estimated annual salary costs associated with this position is approximately $27,500.

HIRE TWO ADDITIONAL SENIOR PROGRAMMERS

We plan to hire two individuals who will be responsible for programming code.

The estimated annual salary costs associated with these two positions is approximately $60,000.

GENERAL & ADMINISTRATIVE EXPENSES

We intend to expend funds for general and administrative expenses such as: insurance expense, rent expense, legal expenses, professional fees, telephony and internet access, travel & entertainment, payroll expenses, professional fees and offices expenses.

The estimated annual costs associated with these expenditures is approximately $857,000

DEVELOP AND INITIATE MARKETING EFFORT

Our Director of Business Development will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for market penetration. Generally this strategy will include targeting the following market segment verticals:

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

SUMMARY OF ESTIMATED COSTS

--------------------------------------------- -------------
Executive Management                          $     175,000
--------------------------------------------- -------------
Capital Expenditures                                 78,500
--------------------------------------------- -------------
VP Product Operations                                70,000
--------------------------------------------- -------------
Chief Software Architect                             65,000
--------------------------------------------- -------------
Chief Engineer                                       65,000
--------------------------------------------- -------------
Develop Software Algorithms                           6,000
--------------------------------------------- -------------
Human Resource Manager                               60,000
--------------------------------------------- -------------
Financial Controller/Sr. Financial Advisor           60,000
--------------------------------------------- -------------
Engineering Team                                    238,000
--------------------------------------------- -------------
Director of Business Development                     70,000
--------------------------------------------- -------------
Bookkeeper                                           24,000
--------------------------------------------- -------------
Administration Team                                  67,500
--------------------------------------------- -------------
Director of Technical Services                       55,000
--------------------------------------------- -------------
Initiate Marketing Effort                           405,000
--------------------------------------------- -------------
Chief Technology Officer                             50,000
--------------------------------------------- -------------
Senior Programmers                                   60,000
--------------------------------------------- -------------
General & Administrative                             857000
--------------------------------------------- -------------
Expand Product Application Initiatives               385000
--------------------------------------------- -------------

--------------------------------------------- -------------
TOTAL                                         $   2,791,000
--------------------------------------------- -------------

================================================================================

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2004 or in connection with our business plan of fingerprint encoding and authentication. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $960,900, as reflected above.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had limited cash resources of only $61,408. We do not have any other internal sources of working capital. We did not receive any revenues during our Fiscal Year 2004 or in our first quarter of 2005. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2004 and our first quarter of 2005, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

================================================================================

Item 3 Controls and Procedures

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

================================================================================

                            PART II OTHER INFORMATION

Item 2 Changes in Securities

During March 2005, we issued 345,571 shares for services pursuant to employment contract milestones and conditions.
During April 2005, we issued 178,333 shares for services rendered.
During May 2005, we issued 635,000 shares for services rendered pursuant to employment contract milestones and conditions.

The Company sold the following unregistered securities following the three months ended March 31, 2005:

Date of       Description of         Number of          Purchase
Issuance      Securities Issued      Shares Issued      Price

4/11/2005     Common shares          35,000             $10,500
4/11/2005     Commons shares         75,000             $22,500
4/11/2005     Common shares          50,000             $15,000
4/11/2005     Common Shares          100,000            $30,000
5/5/2005      Common Shares          181,818            $50,000

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

------------
(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended December 31, 2004 which was filed on April 21, 2005, December 31, 2003, which was filed on April 7, 2004, for the year, ended December 31, 2002, which was filed on July 28, 2003; and for the year, ended December 31, 2001 which was filed on May 30, 2003; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended March 31, 2004 which was filed on May 19, 2004; September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.

================================================================================

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LISKA BIOMETRY, INC.

                                                  Dated: May 13, 2005


                                                  By: /s/ Christopher J. LeClerc
                                                  ------------------------------
                                                  Christopher J. LeClerc
                                                  President and CEO
                                                  (Principal Executive Officer)


                                                  By: /s/ Manoj Hippola
                                                  ------------------------------
                                                  Manoj Hippola
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)