Form 10QSB
period 2005-06-30
LISKA BIOMETRY INC
filed 2005-08-16
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
      ---------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                          Commission File No. 333-94265

                              Liska Biometry, Inc.
      ---------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

               FLORIDA                             06-1562447
   -------------------------------     --------------------------------
   (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

                            100 Main Street Suite 230
                           Dover, New Hampshire, 03082
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 1 877 77 LISKA
          (Telephone number, including area code, of agent for service)

                                   Copies to:

                            Virginia K. Sourlis, Esq.
                                  The Galleria
                                 2 Bridge Avenue
                               Red Bank, NJ 07701
                                 (732) 530-9007
                               Fax (732) 530-9008
                               www.SourlisLaw.com
                                [GRAPHIC OMITTED]

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
--------------------------------------------------------------------------------
 As of June 30, 2005, we had 26,990,561 shares of our common stock outstanding.


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

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

Assets

Current assets:
    Cash                                               $    106,042
    Prepaid expenses                                         12,091

    Miscellaneous receivables                                 4,439
                                                       ------------
         Total current assets                               122,572
                                                       ------------

Fixed assets, net                                            61,714
                                                       ------------

Other assets:
   Deposits                                                  20,158
                                                       ------------

                                                       $    204,444
                                                       ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable & accrued expenses                 $    287,091
   Due to investors                                          40,000
                                                       ------------
          Total current liabilities                         327,091
                                                       ------------

Stockholders' (deficit):
   Preferred stock, no par value,

      10,000,000 shares authorized, none outstanding             --
   Common stock, no par value,
      100,000,000 shares authorized,
       26,990,561 shares issued and outstanding           8,179,550
   Common stock subscriptions                               150,000
   Additional paid in capital                             1,133,203
   Treasury stock                                          (200,000)
   Deferred compensation                                    (41,875)
  (Deficit) accumulated during the development stage     (9,335,926)
                                                       ------------
                                                           (115,048)
  Other comprehensive income:

    Currency translation adjustment                          (7,599)
                                                       ------------
                                                           (122,647)
                                                       ------------

                                                       $    204,444
                                                       ============


See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Three Months Ended June 30, 2004 and 2005,
                         Six Months Ended June 30, 2004
                         and 2005, and Inception (August
                            1, 2000) to June 30, 2005
                                   (Unaudited)

                                                             Three Months     Three Months     Six Months
                                                                 Ended            Ended          Ended
                                                                June 30,         June 30,       June 30,
                                                                  2004            2005            2004
                                                              ------------    ------------    ------------
Sales                                                         $         --    $         --    $         --


Cost of goods sold                                                      --              --              --
                                                              ------------    ------------    ------------


Gross profit                                                            --              --              --
                                                              ------------    ------------    ------------

Operating expenses:

   Impairment of license                                                --              --              --

   Non cash stock compensation - general and administrative      2,122,500         464,317       2,122,500

   Selling, general and administrative expenses                    884,356         280,090         934,839
                                                              ------------    ------------    ------------

                                                                 3,006,856         744,407       3,057,339
                                                              ------------    ------------    ------------


(Loss) from operations                                          (3,006,856)       (744,407)     (3,057,339)
                                                              ------------    ------------    ------------

Other income (expense):

   Other income                                                         --              --              --
                                                              ------------    ------------    ------------


Net (loss)                                                      (3,006,856)       (744,407)     (3,057,339)

Other comprehensive income:

  Foreign currency translation adjustment                            1,315          (2,665)          3,053
                                                              ------------    ------------    ------------


Comprehensive (loss)                                          $ (3,005,541)   $   (747,072)   $ (3,054,286)
                                                              ------------    ------------    ------------

Per share information - basic and fully diluted:

  Weighted average shares outstanding                           19,780,942      26,105,568      17,634,907
                                                              ============    ============    ============
  Net (loss) per share                                        $      (0.15)   $      (0.03)   $      (0.17)
                                                              ============    ============    ============

                                                              Six Months       Inception
                                                                Ended             to
                                                               June 30,         June 30,
                                                                 2005            2005
                                                             ------------    ------------
Sales                                                        $         --    $      8,000


Cost of goods sold                                                     --             892
                                                             ------------    ------------


Gross profit                                                           --           7,108
                                                             ------------    ------------

Operating expenses:

   Impairment of license                                               --          58,812

   Non cash stock compensation - general and administrative       756,462       7,479,035

   Selling, general and administrative expenses                   580,071       1,805,438
                                                             ------------    ------------

                                                                1,336,533       9,343,285
                                                             ------------    ------------


(Loss) from operations                                         (1,336,533)     (9,336,177)
                                                             ------------    ------------

Other income (expense):

   Other income                                                        --             251
                                                             ------------    ------------


Net (loss)                                                     (1,336,533)     (9,335,926)

Other comprehensive income:

  Foreign currency translation adjustment                          (6,268)         (7,599)
                                                             ------------    ------------


Comprehensive (loss)                                         $ (1,342,801)   $ (9,343,525)
                                                             ------------    ------------

Per share information - basic and fully diluted:

  Weighted average shares outstanding                          25,030,059       7,168,807
                                                             ============    ============
  Net (loss) per share                                       $      (0.05)   $      (1.30)
                                                             ============    ============


See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Statements of
                        Cash Flows Six Months Ended June
                        30, 2004 and 2005, and Inception
                        (August 1, 2000) to June 30, 2005
                                   (Unaudited)

                                                     Six Months      Six Months     Inception to
                                                   Ended June 30,  Ended June 30,     June 30,
                                                        2004            2005            2005
                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net cash (used in) operating activities             $   (202,552)   $   (454,390)   $ (1,342,846)
                                                    ------------    ------------    ------------

Cash flows from investing activities:

Net cash (used in) investing activities                   (9,893)        (44,157)       (118,692)
                                                    ------------    ------------    ------------

Cash flows from financing activities:

  Capital contributions                                       --              --           8,878

  Common shares issued and subscriptions for cash        295,000         401,500       1,625,702

  Common shares repurchased for cash                          --              --        (200,000)

  Net proceeds (repayment) - investor loans                   --         (42,552)        133,000
                                                    ------------    ------------    ------------

Net cash provided by financing activities                295,000         358,948       1,567,580
                                                    ------------    ------------    ------------


Net increase (decrease) in cash                           82,555        (139,599)        106,042


Beginning - cash balance                                     843         245,641              --
                                                    ------------    ------------    ------------

Ending - cash balance                               $     83,398    $    106,042    $    106,042
                                                    ============    ============    ============

Supplemental cash flow information:
  Cash paid for income taxes                        $         --    $         --    $         --
                                                    ============    ============    ============
  Cash paid for interest                            $         --    $         --    $         --
                                                    ============    ============    ============


See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004, and for the two years then ended, and the period from inception (August 1, 2000) to December 31, 2004, including notes thereto included in the Company's Form 10-KSB.

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

At June 30, 2005, the Company and it's subsidiary had entered into employment contracts of varying terms ending from September 2005 through April 2006 with six officers and senior executives for annual compensation aggregating approximately $385,000. In addition these officers received an aggregate of 2,255,000 shares of common stock (see Note 4). One of these officers has also received options to purchase a total of 400,000 common shares as a result of reaching certain performance targets during the contract term that ends September 2005.

At June 30, 2005 the Company had entered into consulting contracts of varying terms ending from May through June 2006 with various consultants for varying fees depending upon services rendered.

(4) Stockholders' (Deficit)

During the six months ended June 30, 2005 the Company issued 621,346 shares of common stock which had been subscribed for at December 31, 2004.

During the six months ended June 30, 2005, the Company issued 1,533,904 shares of common stock for services including services rendered or to be rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $730,920, of which $699,045 has been charged to operations and $31,875 has been recorded as deferred compensation related to services not yet provided. . In addition, $57,417 previously recorded as deferred compensation at December 31, 2004, has been amortized to operations over the term of certain consulting and employment contracts.

During the six months ended June 30, 2005, the Company also accepted subscriptions for 1,301,144 shares of common stock at prices ranging from $.20 to $.31, for cash aggregating $401,500 of which 132,258 have not been issued at June 30, 2005, and have been recorded as common stock subscriptions..

During the six months ended June 30, 2005, the Company issued an aggregate of 945,000 options exercisable for a period of ten years at exercise prices ranging $.32 to $.39 to employees.

During the six months ended June 30, 2005, the Company issued 250,000 shares of common stock for the conversion of debt aggregating $50,000.


SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended June 30, 2005: expected life of options of 10 years, expected volatility of 99% to 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the period ended June 30, 2005 approximated $0.28 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below for the period ended June 30, 2005:

Net (loss)
           As reported                      $(1,336,533)
            Proforma                        $(1,438,358)
Basic and diluted (loss) per share
            As reported                     $      (.05)
            Pro forma                       $      (.06)


A summary of stock option activity is as follows:

                                                                Weighted      Weighted
                                              Number            average        average
                                                of              exercise        fair
                                              shares              price         value
                                              ------             ------         -----
         Balance at December 31, 2004          350,000             $.64         $1.00
         Granted                               945,000             $.36         $ .36
         Exercised/Forfeited                        --
                                            ---------

         Balance at
         June 30, 2005                      1,295,000
                                            =========


The following table summarizes information about fixed-price stock options at June 30, 2005:


                                            Outstanding                              Exercisable
                             Weighted        Weighted         Weighted-
                             Average          Average         Average
          Exercise           Number         Contractual       Exercise            Number         Exercise
           Prices          Outstanding          Life            Price           Exercisable        Price
           ------          -----------          ----            -----           -----------        -----
         $.32                   295,000     10 years            $.32                     -        $ .32
         $.39                   650,000     10 years            $.39                     -        $ .39
         $.64 to $.65           350,000     10 years            $.64               350,000        $1.00

(5)      Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2005 and the period from inception to June 30, 2005, the Company incurred net losses of $1,336,533 and $9,335,926 respectively and has working capital and stockholder deficits of $204,519 and $122,647 respectively at June 30, 2005. In addition, the Company has no revenue generating operations.

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

(6)      Subsequent Events

During July, 2005 the Company issued 300,000 shares for cash aggregating $110,500 and 332,258 shares of common stock subscribed to at June 30, 2005.

During July, 2005 the Company also cancelled 1,871,666 treasury shares.

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the second quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

--------------------------------------------------------------------------------

PLAN OF OPERATIONS

We plan to complete our current Plan of Operations over a period of six to 12 months. At the present time we do not have sufficient cash resources to complete our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of developing fingerprint encoding and authentication technology. Therefore, full implementation of our Plan of Operations is contingent upon receiving adequate financing to meet the remaining costs of our estimate of $2,700,000.


Our Plan of Operations (on a consolidated basis) to Date:

RESEARCH AND DEVELOPMENT

In January 2003 we developed a preliminary demonstration model of our proposed fingerprint technology, which provided only a conceptual guide for future development. We continued our development throughout 2003 and attempted to improve our core technology and implement changes in our core software; however, most of our development occurred from September 2004 to June 2005, in which we made further changes to our core software. As reflected below in our Plan of Operations, we will continue to develop our core technology incrementally as financing becomes available.

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


CAPITAL EXPENDITURES

We have purchased capital equipment for our research and development and general operations, which consists primarily of computer hardware. We estimate the remaining cost of our needed equipment to be approximately $70,000.


HIRED VICE PRESIDENT OF PRODUCT OPERATIONS

We have hired one individual who is responsible for the product operations oversight of the Company. The annual salary costs associated with this position is approximately $77,000.

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

HIRED A HUMAN RESOURCE MANAGER

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

HIRED AN ENGINEERING TEAM

We have hired individuals to fill the following positions:

      o     Senior Technical Support Engineer
      o     Senior Security Systems Engineer
      o     Network Communication and Security Development Engineer
      o     Senior Software Programmer
      o     One part-time programmer

The estimated annual salary cost associated with these positions is $255,000.

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

HIRED A VICE PRESIDENT OF GLOBAL SOLUTIONS

We hired an individual who will be responsible for implementing the Company's customized solutions segment marketing and business development strategy.

The estimated annual salary costs associated with this position is approximately $80,000.

Our Future Plan of Operations:



HIRE A CHIEF TECHNOLOGY OFFICER

We plan to hire an individual who will be responsible for overseeing all of the Company's R&D functions at its facilities in Ottawa, Canada.

The estimated annual salary costs associated with this position is approximately $70,000.

HIRE AN ADMINISTRATOR

We plan to hire an individual who will be responsible for all of the administrative functions at the Company's R&D facilities in Ottawa, Ontario.

The estimated annual salary costs associated with this position is approximately $27,500.


HIRE TWO ADDITIONAL SENIOR PROGRAMMERS

We plan to hire two individuals who will be responsible for programming code.

The estimated annual salary costs associated with these two positions is approximately $90,000.

GENERAL & ADMINISTRATIVE EXPENSES

We intend to expend funds for general and administrative expenses such as: insurance expense, rent expense, legal expenses, professional fees, telephony and internet access, travel & entertainment, payroll expenses, professional fees and offices expenses.

The remaining estimated annual costs associated with these expenditures is approximately $730,000


DEVELOP AND INITIATE MARKETING EFFORT

Our Director of Business Development will survey the key markets and customers, and use systems, planning initiatives and oversight bodies to develop a strategy for market penetration. Generally this strategy will include targeting the following market segment verticals:


      o Government Sector - national identification programs, driver's licenses
      o     Travel and Transportation - visas, travel documentation
      o Foreign Security Markets - Europe, Middle East, Africa Transportation Industry - North America
      o

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


EXPAND OUR PRODUCT APPLICATIONS INITIATIVES AND RESEARCH AND DEVELOPMENT

We will continue to develop our initial proprietary software algorithms, with several iterations planned for 2005. Our goal in this regard is to reach the proof of concept stage, illustrating the differentiating features of these new embedded software algorithms, focusing on real-time fingerprint biometric database search. The remaining annual cost associated with expanding the product application and R&D functions is approximately $360,000.

SUMMARY OF ESTIMATED COSTS

-----------------------------------------------------------------
Executive Management                      $              175,000
-----------------------------------------------------------------
Capital Expenditures                                      70,000
-----------------------------------------------------------------
VP Product Operations                                     77,000
-----------------------------------------------------------------
Chief Software Architect                                  65,000
-----------------------------------------------------------------
Chief Engineer                                            65,000
-----------------------------------------------------------------
Human Resource Manager                                    60,000
-----------------------------------------------------------------
Financial   Controller/Senior  Financial                  60,000
Advisor
-----------------------------------------------------------------
Engineering Team                                         255,500
-----------------------------------------------------------------
Director of Business Development                          70,000
-----------------------------------------------------------------
Administration Team                                       67,500
-----------------------------------------------------------------
VP Global Solutions                                       80,000
-----------------------------------------------------------------
Initiate Marketing Effort                                405,000
-----------------------------------------------------------------
Chief Technology Officer                                  70,000
-----------------------------------------------------------------
Senior Programmers                                        90,000
-----------------------------------------------------------------
General & Administrative                                 730,000
-----------------------------------------------------------------
Expand Product Application Initiatives                   360,000
-----------------------------------------------------------------

-----------------------------------------------------------------
TOTAL                                     $            2,700,000
-----------------------------------------------------------------

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2004 or to date in Fiscal Year 2005 or in connection with our business plan of developing fingerprint encoding and authentication technology. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $2,700,000, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had limited cash resources of only $106,042. We do not have any other internal sources of working capital. We did not receive any revenues during our Fiscal Year 2004 or to date in Fiscal Year 2005. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2004 and date in Fiscal Year 2005, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

      These weaknesses are currently being addressed and actions are currently being taken to improve our disclosure controls and procedures; and our CEO and CFO have concluded that our disclosure controls and procedures, combined with compensating controls are effective as of the end of the period covered by this report in that information required to be disclosed in this 10QSB has been recorded, processed, summarized and reported properly within the current fiscal year. Although there was a change in our disclosure controls and procedures during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent six month period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

Item 2     Changes in Securities

During the quarter ending June 30, 2005, the Company issued 1,553,905 shares for services rendered.

The Company sold the following unregistered securities following the three months ended June 30, 2005:

Date of Issuance           Description of Securities      Number of Shares Issued           Purchase Price
                           Issued

                 4/11/2005  Common Shares                         100,000                     $30,000.00
                 5/02/2005  Common Shares                         181,818                     $50,000.00
                 5/17/2005  Common Shares                         100,000                     $20,000.00
                 5/26/2005  Common Shares                         217,391                     $50,000.00
                 5/26/2005  Common Shares                          50,000                     $10,000.00
                 6/10/2005  Common Shares                         200,000                     $62,000.00
                 6/10/2005  Common Shares                          80,645                     $25,000.00
                 6/10/2005  Common Shares                          50,000                     $15,500.00
                 6/10/2005  Common Shares                         161,290                     $50,000.00


The Company issued 250,000 shares for conversion of debt aggregating $50,000. The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 6     Exhibits and Reports on Form 8K

(a)        Exhibits


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
--------        ----------------------

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

(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended December 31, 2004 which was filed on April 21, 2005, December 31, 2003, which was filed on April 7, 2004, for the year, ended December 31, 2002, which was filed on July 28, 2003; and for the year, ended December 31, 2001 which was filed on May 30, 2003; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended March 31, 2005 which was filed on May 15, 2005; September 30, 2004 which was filed on November 15, 2004; June 30, 2004 which was filed on August 16, 2004; March 31, 2004 which was filed on May 19, 2004; September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LISKA BIOMETRY, INC.

                                                  Dated: August 15, 2005

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