Form 10QSB
period 2005-09-30
LISKA BIOMETRY INC
filed 2005-11-14
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
      ---------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                          Commission File No. 333-94265

                              Liska Biometry, Inc.
      ---------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

                 FLORIDA                              06-1562447
--------------------------------------  ----------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                            100 Main Street Suite 230
                           Dover, New Hampshire, 03820
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

As of  September  30,  2005,  we  had  26,291,263  shares  of our  common  stock outstanding.

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

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

Assets

Current assets:
    Cash                                                            $    11,726

    Prepaid expenses                                                      1,042

    Miscellaneous receivables                                             6,836
                                                                    -----------
         Total Current Assets                                            19,604
                                                                    -----------

Fixed assets, net                                                        57,657
                                                                    -----------

Other assets:
   Deposits                                                              21,502
                                                                    -----------

                                                                    $    98,763
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable & accrued expenses                              $   360,306
   Due to investors                                                      55,000
                                                                    -----------
          Total current liabilities                                     415,306
                                                                    -----------

Stockholders' (deficit):
   Preferred stock, no par value,

      10,000,000 shares authorized, none outstanding                         --
   Common stock, no par value,
      100,000,000 shares authorized,
       26,291,263 shares issued and outstanding                       8,641,550
   Common stock subscriptions                                            20,000
   Additional paid in capital                                           933,203
   Deferred compensation                                                (25,250)
  (Deficit) accumulated during the development stage                 (9,868,678)
                                                                    -----------
                                                                       (299,175)
  Other comprehensive income:
    Currency translation adjustment                                     (17,368)
                                                                    -----------
                                                                       (316,543)
                                                                    -----------

                                                                    $    98,763
                                                                    ===========

See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2004 and 2005,
                         Nine Months Ended September 30,
                          2004 and 2005, and Inception
                          (August 1, 2000) to September
                                    30, 2005
                                   (Unaudited)

                                                                          Three Months          Three Months         Nine Months
                                                                              Ended                Ended                Ended
                                                                          September 30,        September 30,        September 30,
                                                                              2004                  2005                 2004
                                                                        ------------------    -----------------    -----------------

Sales                                                                    $              -     $              -    $               -

Cost of goods sold                                                                      -                    -                    -
                                                                        ------------------    -----------------    -----------------

Gross profit                                                                            -                    -                    -
                                                                        ------------------    -----------------    -----------------

Operating expenses:

   Impairment of license                                                                -                    -                    -
   Selling, general and
administrative expenses -

      Non cash stock compensation                                                 642,542               59,083            3,482,542
   Selling, general and
administrative expenses                                                            69,126              473,669              286,465
                                                                        ------------------    -----------------    -----------------


                                                                                  711,668              532,752            3,769,007
                                                                        ------------------    -----------------    -----------------

(Loss) from operations                                                          (711,668)            (532,752)           (3,769,007)
                                                                        ------------------    -----------------    -----------------

Other income (expense):

   Other income                                                                         -                    -                    -
                                                                        ------------------    -----------------    -----------------

Net (loss)                                                                      (711,668)            (532,752)           (3,769,007)

Other comprehensive income:
  Foreign currency translation
adjustment                                                                        (2,453)              (9,769)                  600
                                                                        ------------------    -----------------    -----------------

Comprehensive (loss)                                                     $      (714,121)     $      (542,521)     $    (3,768,407)
                                                                        ==================    =================    =================

Per share information - basic and fully diluted:

  Weighted average shares outstanding                                         21,009,578           26,058,726            18,767,692
                                                                        ==================    =================    =================
  Net (loss) per share
                                                                        $          (0.03)     $          (0.02)    $          (0.20)
                                                                        ==================    =================    =================


                                           Nine Months     Inception
                                              Ended           to
                                          September 30,   September 30,
                                              2005           2005
                                                   --             --

 Sales                                   $         --   $      8,000

 Cost of goods sold                                --            892
                                         ------------   ------------

 Gross profit                                      --          7,108
                                                   --             --

 Operating expenses:

    Impairment of license                          --         58,812
    Selling, general and
 administrative expenses -

       Non cash stock compensation            815,545      4,511,478
    Selling, general and
 administrative expenses                    1,053,740      5,305,746

                                         ------------   ------------

                                            1,869,285      9,876,036
                                         ------------   ------------

 (Loss) from operations                    (1,869,285)    (9,868,928)
                                                   --             --

 Other income (expense):

    Other income                                   --            250
                                                   --             --

 Net (loss)                                (1,869,285)    (9,868,678)

 Other comprehensive income:
   Foreign currency translation
 adjustment                                   (16,037)       (17,368)
                                         ------------   ------------

 Comprehensive (loss)                    $ (1,885,322)    (9,886,046)
                                         =============  ==============

 Per share information - basic and fully

   Weighted average shares outstanding     25,376,716
                                         ============
   Net (loss) per share

                                         $      (0.07)
                                         ============

See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2004 and 2005, and
                Inception (August 1, 2000) to September 30, 2005
                                   (Unaudited)


                                                                       Nine Months            Nine Months         Inception to
                                                                    Ended September30,     Ended September 30,    September 30,
                                                                          2004                     2005               2005
                                                                       -----------             -----------         -----------
Cash flows from operating activities:
Net cash (used in) operating activities                                $  (283,117)            $  (836,541)        $(1,631,997)
                                                                       -----------             -----------         -----------

Cash flows from investing activities:

Net cash (used in) investing activities                                    (11,300)                (44,322)           (118,857)
                                                                       -----------             -----------         -----------

Cash flows from financing activities:

  Capital contributions                                                         --                      --               8,878

  Common shares issued and subscriptions for cash                          356,912                 674,500           1,898,702

  Common shares repurchased for cash                                       (50,000)                     --            (200,000)

  Net proceeds (payments) from (on) investor loans                          49,827                 (27,552)             55,000
                                                                       -----------             -----------         -----------

Net cash provided by financing activities                                  356,739                 646,948           1,762,580
                                                                       -----------             -----------         -----------

Net increase (decrease) in cash                                             62,322                (233,915)             11,726

Beginning - cash balance                                                       843                 245,641                  --
                                                                       -----------             -----------         -----------

Ending - cash balance                                                  $    63,165             $    11,726         $    11,726
                                                                       ===========             ===========         ===========

Supplemental cash flow information:
  Cash paid for income taxes                                           $        --             $        --         $        --
                                                                       ===========             ===========         ===========
  Cash paid for interest                                               $        --             $        --         $        --
                                                                       ===========             ===========         ===========

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

At September 30, 2005, the Company and its subsidiary had entered into employment contracts of varying terms ending from September 2005 through November 2006 with six officers and senior executives for annual compensation aggregating approximately $385,000. In addition these officers received an aggregate of 2,255,000 shares of common stock (see Note 4). One of these officers has also received options to purchase a total of 400,000 common shares as a result of reaching certain performance targets during the contract term that ended September 2005. This contract was subsequently renewed.

At September 30, 2005 the Company had entered into consulting contracts of varying terms ending from May through November 2006 with various employees and consultants for varying fees depending upon services rendered. One of these employment contracts provide that the consultants may also receive options to purchase a total of 250,000 common shares depending upon reaching certain performance targets during the contract term that ends November 2005.

(4)   Stockholders' (Deficit)

During the nine months ended September 30, 2005 the Company issued 621,346 shares of common stock which had been subscribed for at December 31, 2004.

During the nine months ended September 30, 2005, the Company issued 1,991,162 shares of common stock for services including services rendered or to be rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $773,378, of which $748,128 has been charged to operations and $25,250 has been recorded as deferred compensation related to services not yet provided. In addition, $67,417 previously recorded as deferred compensation at December 31, 2004, has been amortized to operations over the term of certain consulting and employment contracts.

During the nine months ended September 30, 2005, the Company also accepted subscriptions for 2,016,254 shares of common stock at prices ranging from $.20 to $.38, for cash aggregating $674,500 of which 75,000 shares ($20,000) have not been issued at September 30, 2005, and have been recorded as common stock subscriptions.

During July 2005, the Company cancelled 1,871,666 treasury shares.

During the nine months ended September 30, 2005, the Company issued an aggregate of 975,000 options to employees exercisable for a period of ten years at exercise prices ranging $.32 to $.61.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the period ended September 30, 2005: expected life of options of 10 years, expected volatility of 99% to 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the nine months ended September 30, 2005, approximated $0.36 per option. These results may not be representative of those to be expected in future years.

Under the  provisions  of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below for the period ended September 30, 2005:

Net (loss)
           As reported                                        $(1,869,285)
            Pro forma                                         $(2,054,285)
Basic and diluted (loss) per share
            As reported                     $(.07)
            Pro forma                       $(.08)

A summary of stock option activity is as follows:

                                                                   Weighted                 Weighted
                                                Number              average                 average
                                                  of               exercise                  fair
                                                shares                price                  value
                                                ------               ------                  -----

         Balance at

           December 31, 2004                   350,000               $.64                    $1.00
         Granted   2005                        975,000               $.38                   $  .36
         Exercised/Forfeited                       --
                                      ---------------
         Balance at
           September 30, 2005               1,325,000
                                            =========

The following table summarizes information about fixed-price stock options at September 30, 2005:

                                            Outstanding
                             Weighted         Weighted         Weighted-
                              Average          Average          Average                Exercisable
         Exercise             Number         Contractual       Exercise            Number      Exercise
           Prices          Outstanding          Life            Price           Exercisable      Price
           ------          -----------          ----            -----           -----------      -----

         $.32                   295,000     10 years            $.32                      -      $  .32
         $.39                   650,000     10 years            $.39                      -      $  .39
         $.61                    30,000     10 years            $.61                      -      $  .61
         $.64 to $.65           350,000      9 years            $.64                350,000      $ 1.00

(5)   Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2005, and the period from inception to September 30, 2005, the Company incurred net losses of $1,869,285 and $9,868,678 respectively and has working capital and stockholder deficits of $395,701 and $316,543 respectively at September 30, 2005. In addition, the Company has no revenue generating operations.

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

(6)   Subsequent Events

During October and November 2005, the Company issued 725,000 shares of common stock for cash aggregating $181,250. In addition the shares subscribed for at September 30, 2005, were issued.

During October 2005, the Company signed a securities purchase agreement for the issuance of 5 million shares of common stock at $0.275. To date the shares have been issued, but the cash proceeds have not been received.

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the third quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

PLAN OF OPERATIONS

We plan to complete our current Plan of Operations over a period of six to 12 months. At the present time we do not have sufficient cash resources to complete our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of developing fingerprint encoding and authentication technology. Therefore, full implementation of our Plan of Operations is contingent upon receiving adequate financing to meet the remaining costs of our estimate of $4,500,000

Our Plan of Operations (on a consolidated basis) to Date:

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

CAPITAL EXPENDITURES

We have purchased capital equipment for our research and development and general operations, which consists primarily of computer hardware. We estimate the remaining cost of our needed equipment to be approximately $40,000.

HIRED VICE PRESIDENT OF PRODUCT OPERATIONS

We have hired one individual who is responsible for the product operations oversight of the Company. The annual salary costs associated with this position is approximately $80,000.

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

HIRED AN RESEARCH & DEVELOPMENT TEAM

We have hired individuals to fill the following positions:

      o     Senior Technical Support Engineer
      o     Senior Security Systems Engineer
      o     Network Communication and Security Development Engineer
      o     Senior Software Programmer
      o     One part-time programmer

Several of these individuals have been reallocated to roles in business development, The estimated annual salary cost associated with those remaining is $220,000.

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

HIRED A VICE-PRESIDENT OF REGIONAL SALES FOR THE MIDDLE EAST

We hired an individual who is responsible for implementing the Middle Eastern based sales and business development initiatives of the Company.

The estimated annual salary costs associated with this position is approximately $60,000.

HIRED A VICE-PRESIDENT OF SALES & MARKETING

We hired an individual who is responsible for implementing the Canadian based sales, marketing, and business development initiatives of the Company.

The estimated annual salary costs associated with this position is approximately $65,000.

HIRED AN ADMINISTRATOR & BOOK KEEPER

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

HIRE A PRODUCT DEVELOPMENT/INTEGRATION TEAM

We  plan  to  hire a team  individuals  who  will  be  responsible  for  product
development,   quality  assurance  and  testing,   project   implementation  and
programming.

The estimated annual salary costs associated with this team is approximately $975,000.

GENERAL & ADMINISTRATIVE EXPENSES

We intend to expend funds for general and administrative expenses such as: insurance expense, payroll tax, rent expense, legal expenses, professional fees, telephony and internet access, travel & entertainment, payroll expenses, professional fees and offices expenses.

The remaining estimated annual costs associated with these expenditures is approximately $978,000

ENGAGE BUSINESS DEVELOPMENT CONSULTANTS

As part of our overall marketing strategy, we intend to hire business development consultants who are able to advance our marketing plan and establish material business relationships for our marketing personnel.

The estimated annual costs associated with these expenditures is approximately $75,000

DEVELOP AND INITIATE MARKETING EFFORT

Our marketing personnel have conducted a preliminary market analysis and have developed a market segmentation strategy that allows for product diversification and expansion while remaining close to our core technological expertise.

      o Horizontal Segmentation: the Company intends to promote wide-spread acceptance of the BIN(TM) concept for large scale ID management projects via a software product offering and IP licensing model. The focus is on large government and enterprise security contracts, both in North America and abroad.

      o Vertical Segmentation: the Company intends to build its industry credibility by providing customized niche applications for specific BIN(TM) related applications in direct response to customer's requests. These applications will be domain/industry specific and will entail a large service component. The focus is on small, high probability pilot and private enterprise contracts for access control, fleet management security and transaction authentication for financial institutions.

We will continue to develop strategic partner alliances to collaborate on our marketing and technological integration efforts. Such strategic partners may include the following:

      o     Fingerprint biometrics hardware system vendors;

      o     Systems Integrators, defense contractors

      o     Original Equipment Manufacturers (OEMs), Channel Partners

      o Other distribution channels that target military and commercial security markets.

We intend to intensify our foreign sales and marketing efforts in Europe, Canada and the Middle East where we have received a significant reception for our customized solutions offerings.

In addition, we will acquire other market information and contacts by joining key industry groups and hiring industry analysts, attending trade shows, traveling to meet potential clients/partners and designing print media/web based promotional strategies.

The annual cost associated with this marketing effort is approximately $950,000.

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

SUMMARY OF ESTIMATED COSTS

--------------------------------------------------------------------------
Executive Management                           $                  175,000
--------------------------------------------------------------------------
Capital Expenditures                                               40,000
--------------------------------------------------------------------------
VP Product Operations                                              80,000
--------------------------------------------------------------------------
Chief Software Architect                                            70000
--------------------------------------------------------------------------
Chief Engineer                                                     70,000
--------------------------------------------------------------------------
Human Resource Manager                                             60,000
--------------------------------------------------------------------------
Financial Controller/Senior Financial Advisor                      60,000
--------------------------------------------------------------------------
Engineering Team                                                  220,000
--------------------------------------------------------------------------
Director of Business Development                                   70,000
--------------------------------------------------------------------------
VP Regional Sales                                                  60,000
--------------------------------------------------------------------------
VP Sales & Marketing - Canada                                      65,000
--------------------------------------------------------------------------
Executive Assistant/Bookkeeper                                     40,000
--------------------------------------------------------------------------
VP Global Solutions                                                80,000
--------------------------------------------------------------------------

Product Development/Integration Team                              975,000
--------------------------------------------------------------------------
Business Consultants                                               75,000
--------------------------------------------------------------------------
Initiate Marketing Effort                                         950,000
--------------------------------------------------------------------------
Chief Technology Officer                                           80,000
--------------------------------------------------------------------------
General & Administrative                                          978,000
--------------------------------------------------------------------------
Expand Product Application Initiatives                            360,000
--------------------------------------------------------------------------


TOTAL                                          $                4,508,000
--------------------------------------------------------------------------


REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2004 or to date in Fiscal Year 2005 or in connection with our business plan of developing fingerprint encoding and authentication technology. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $4,500,000, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had limited cash resources of only $11,726. We do not have any other internal sources of working capital. We did not receive any revenues during our Fiscal Year 2004 or to date in Fiscal Year 2005. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

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

      These weaknesses are currently being addressed and actions are currently being taken to improve our disclosure controls and procedures; and our CEO and CFO have concluded that our disclosure controls and procedures, combined with compensating controls are effective as of the end of the period covered by this report in that information required to be disclosed in this 10QSB has been recorded, processed, summarized and reported properly within the current fiscal year. Although there was a change in our disclosure controls and procedures during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent nine month period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

Item 2     Changes in Securities

During the quarter ending September 30, 2005, the Company issued 125,000 shares for services rendered.

The Company sold the following unregistered securities following the three months ended September 30, 2005:

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S as transactions by an issuer not involving a public offering.

Date of Issuance             Description of Securities Issued    Number of Shares Issued       Purchase Price


        27/07/2005                  Common Shares                     100,000                      $38,000
        27/07/2005                  Common Shares                     150,000                      $57,000
        27/07/2005                  Common Shares                     50,000                       $15,500
        08/08/2005                  Common Shares                     197,368                      $75,000
        08/08/2005                  Common Shares                     67,742                       $21,000
        08/08/2005                  Common Shares                     50,000                       $15,500
        01/09/2005                  Common Shares                     100,000                      $31,000
        16/09/2005                  Common Shares                     75,000                       $20,000

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

(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended December 31, 2004 which was filed on April 21, 2005, December 31, 2003, which was filed on April 7, 2004, for the year, ended December 31, 2002, which was filed on July 28, 2003; and for the year, ended December 31, 2001 which was filed on May 30, 2003; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended June 30, 2005 which was filed on August 16, 2005, March 31, 2005 which was filed on May 15, 2005; September 30, 2004 which was filed on November 15, 2004; June 30, 2004 which was filed on August 16, 2004; March 31, 2004 which was filed on May 19, 2004; September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LISKA BIOMETRY, INC.

                                                  Dated: November 11, 2005

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