Form 10KSB
period 2005-12-31
LISKA BIOMETRY INC
filed 2006-04-21
CIK 1102065

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For year ended December 31, 2005

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                              LISKA BIOMETRY, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Florida                      333-94265               061562447
            -------                      ---------               ---------
(State or other jurisdiction of   (Commission File Number)    (I.R.S Employer
        incorporation)                                       Identification No.)

                   100 Main Street Dover, New Hampshire 03820
                   ------------------------------------------
                    (Address of principal executive offices)

                                 1 877 77 LISKA
                                 --------------
                (Issuer's telephone number, including area code)

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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of December 31, 2005 was approximately $0 based upon the average bid and ask price as reported on the Over the Counter Market as of December 31, 2005.

As of December 31, 2005, there were 34,141,263 shares of our common stock issued and outstanding. As of April 17, 2006, there were 36,023,036 shares of our common stock issued and outstanding.

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

ORGANIZATIONAL BACKGROUND AND HISTORY

We are a development stage company that was incorporated in the State of Florida on October 26, 1999. We are authorized to issue 100,000,000 shares of common stock. As of April 17th, 2006, there were 36,023,036 shares of our common stock outstanding. We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are outstanding.

We have earned no significant revenues since our inception and, as a result, we have sustained losses since our inception. We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are currently located at 100 Main Street, Suite 230, Dover NH 03820. Our telephone number at this address is 1 877 77 LISKA. On November 2, 2004 we formed a Canadian subsidiary, Liska Biometry (Canada) Inc. to focus on research and development of our products and to manage our Canadian marketing and sales program. On November 23, 2005 we formed Liska Biometry (Saudi Arabia) to focus on the sale of our products throughout the Middle East.

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

MATERIAL AGREEMENTS

Letter of Intent with Digital Card Systems

On December 21st, 2005 the company entered into a letter of intent to merge its operations with Digital Card Systems of Acton, Massachusetts. The company filed form 8k on December 21st, 2005 which includes the agreement.

Definitive Agreement

On February 8th, 2006 the company entered into a definitive agreement to merge operations with Digital Card Systems of Acton, Massachusetts. The company filed form 8k on February 8th, 2006 which includes the entire agreement.

Executive Employment Agreements

On April 1, 2005, we entered into several employment agreements with key individuals: Mr. Chris LeClerc was reinstated to serve as our Chief Executive Officer and Mr. Manoj Hippola was reinstated to serve as the Company's Chief Financial Officer and Chief Operating Officer. As further described below, on March 8th, 2006, Hippola resigned, his successor has not yet been appointed

Election of Board of Directors

On August 18, 2005, we held our Annual General Meeting in Manchester, NH and elected five directors:

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

Brian F. Hynes. is a Partner with Shefsky & Froelich of Chicago, IL where he advises clients on a variety of legal matters ranging from general corporate concerns to litigation, real estate and government relations. He also serves as a principal at Illinois Governmental Consulting Group, LLC, a government relations firm. He has served as litigation counsel for the Illinois Housing Development Authority and is an invited lecturer on matters of municipal importance, including electric deregulation and public medical aid. Mr. Hynes serves on the Board of Directors for the International Visitors' Center of Chicago and Chicago Gateway Green and previously served on the Board of Directors of the Illinois Development Finance Authority and as Commissioner for the Southwest Home Equity Assurance Commission. A member of the Illinois Supreme Court Bar, he holds a BA from the University of Illinois and a JD from Loyola University of Chicago.

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

Employment Agreements

Brian Walsh: In April of 2005 the company entered into an employment contract with Brian Walsh to serve as Vice President of Global Solutions. The approximate annual cost of this position is $80,000

Peter Wrage: In October of 2005 the company entered into an employment agreement with Peter Wrage to serve as Vice President of Product Operations. The approximate annual cost of this position is C$93,000

Will Hansen: In October of 2005 the company entered into an employment agreement with Will Hansen to serve as Vice President Of Sales (Canada). The approximate annual cost of this position is C$75,000

Departure of Principal Officers. Appointment of Principal Officers.

On March 8, 2006, Liska issued a press release announcing the resignations of Jean Boyle, Chairman, Manoj Hippola, Chief Financial and Chief Operating Officer, and John Hollander, Corporate Secretary. The resignations were effective immediately. Christopher J. LeClerc, Chief Executive Officer, replaced Mr. Boyle as Chairman of the Board. Brian Hynes replaced John Hollander as Secretary. At present the company is interviewing candidates to replace Mr. Hippola.

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

Capital Financing

On October 26th, 2005 the company issued Mercatus Partners Limited 5,000,000 shares of restricted stock for equity priced at $.275. The funds to date have not yet been received, the shares are currently held in escrow as Brown Brothers Harriman.

These transactions were exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Investment Banking Engagement

On November 1, 2004, we signed a Letter of Engagement with Westminster Securities Corporation of New York City, NY. to act as advising agent to Liska Biometry, Inc. in its merger negotiations with Digital Card Systems. On December 23rd ,2005 the company engaged Lane Capital Markets to act as placement agent for Liska Biometry Inc, as per the agreement LCM is due $30,000 and was paid 200,000 restricted shares of stock.

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

Galton's associated company, European Launch Pad ("ELP"), defaulted on the first payment due under its contractual obligations to Liska pursuant to licensing agreement announced September 30, 2004. As a result of ELP's default, the license agreement was terminated on February 14, 2005. It also appears that Galton relies heavily on Liska's proprietary technology, operating under a sub-license agreement with ELP. Said sub-license agreement became null and void upon the termination date of the ELP license agreement.

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

Our independent auditors, Stark Winter Schenkein & Co. LLP, have issued their report and opinion regarding our balance sheet as of December 31, 2005, and related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2004 and 2005, expressing substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2005 and for the period from our inception to December 31, 2005, we incurred net losses of $2,942,852 and $10,942,245 respectively. Accordingly, our ability to continue as going concern is contingent upon our ability to attain profitable operations and secure financing and must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive forces in which we operate. Although we will attempt to obtain equity financing for our operations, if we fail to do so, we may be unable to pay our obligations, pursue our Plan of Operations, or attain revenue-producing operations, and we will be forced into liquidation, in which case you will lose your entire investment.

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

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OVER STOCKHOLDER MATTERS, WHICH MAY AFFECT THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE OUR ACTIVITIES.

Officer and director Christopher J. LeClerc has beneficial ownership 9.5% of our outstanding common stock. As such, Mr. LeClerc controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. LeClerc could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Former officer and director Lam Ko Chau, owns 12.7% of our outstanding common stock. As such, Mr. Chau controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. Chau could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

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

OUR CUSTOMERS:

As of December 31, 2005, and as of the date of this Form 10-KSB, we have had no customers. Although we plan to engage in the fingerprint encoding and authentication business, there are no assurances that we will develop any customers for our products. Because our customers potentially include United States government agencies, including branches of the United States military, there is a risk that we will become dependent upon one or a few customers.

GEOGRAPHIC MARKETS:

As of December 31, 2005, and as of the date of this Form 10-KSB, we have developed our marketing plan for our fingerprint encoding and authentication business; these markets at present include North America and the Middle East.

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

MARKETING:

As of April 17th, 2006 we have developed a marketing program for our proposed fingerprint encoding and authentication operations. At present we have four employees working to execute the plan, two members handle the US, one member, Canada, and one member the Middle East. In June of 2005 we also engaged Jebtek International to assist the company in its implementation of the company's marketing program.

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

REGULATORY MATTERS/EFFECT OF EXISTING GOVERNMENTAL REGULATIONS:

As of December 31, 2005 and through the date of this Form 10-KSB, we have not been subject to government regulations pertaining to our business. Our future operations will be subject to extensive and ever changing federal, state and local laws and regulations.

COST OF COMPLIANCE WITH ENVIRONMENTAL MATTERS:

As of December 31, 2005 and through the date of this Form 10-KSB, we were not subject to environmental regulations or costs. Because the fingerprint encoding and authentication business does not involve the emission of pollutants or other dangerous substances, we do not anticipate being subject to environmental regulations or costs relating to our proposed fingerprint encoding and authentication operations.

RESEARCH AND DEVELOPMENT:

During fiscal year 2005, we spent $941,321 on research and development.

EMPLOYEES:

As of April 17, 2006, on a consolidated basis we had eleven (11) employees, of whom four (4) were engaged in research, development and engineering, four (4) in sales, marketing and field service and three (3) in general administration, finance and legal. The Company also has two engineering consultants who work on a part time basis.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 18th, 2005 the Shareholders voted on the appointment of the Board of Directors for a twelve month term. The shareholders also voted to increase the option plan to 2.3MM issueable options on August 18th, 2005.

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

Quarter                                 High              Low

Fiscal Year Ended 12/31/01
First Quarter                         $  3.75           $  0.50
Second Quarter                        $  0.50           $  0.04
Third Quarter                         $ 0.025           $ 0.018
Fourth Quarter                        $  0.01           $0.0001

Fiscal Year Ended 12/31/02
First Quarter                         $  0.00           $  0.00
Second Quarter                        $  0.00           $  0.00
Third Quarter                         $  0.00           $  0.00
Fourth Quarter                        $  0.00           $  0.00

Fiscal Year Ended 12/31/03
First Quarter                         $  0.00           $  0.00
Second Quarter                        $  0.00           $  0.00
Third Quarter                         $  0.00           $  0.00
Fourth Quarter                        $  0.00           $  0.00

Fiscal Year Ended 12/31/04
First Quarter                         $  0.00           $  0.00
Second Quarter                        $  3.00           $  0.80
Third Quarter                         $  2.05           $  0.62
Fourth Quarter                        $  1.25           $  0.31

Fiscal Year Ended 12/31/05
First Quarter                         $  0.95           $  0.26
Second Quarter                        $  0.75           $  0.21
Third Quarter                         $  0.75           $  0.31
Fourth Quarter                        $  0.51           $  0.32

We obtained the above stock information from an Internet-based website, http://finance.yahoo.com.

HOLDERS:

As of December 31, 2005, we had approximately 370 holders of record of our common stock.

ISSUED AND OUTSTANDING STOCK:

As of December 31, 2005, there were 34,141,263 shares of common stock issued and outstanding. As of April 17, 2006, there were 36,023,036 shares of common stock outstanding and held by 370 holders of record. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

We are authorized to issue 10,000,000 shares of preferred stock, of which no shares are issued and outstanding.

OPTIONS:

The following table sets forth stock options granted to the members of the Company in the Summary Compensation Table during fiscal 2004 and 2005 under the Company's two employee stock option plans. Since inception, the Company has not granted any stock appreciation rights.

Date of Grant     Name                   Options Granted        Exercise Price        Expiration
   3/11/2005      Verlise Walker              100000                 0.39              3/11/2010
   3/11/2005      Peter Wrage                 250000                 0.39              3/11/2010
   3/11/2005      Khaled Maamoun               25000                 0.39              3/11/2010
   3/11/2005      Dong Li Zhang                25000                 0.39              3/11/2010
   3/11/2005      Yiming Zhang                150000                 0.39              3/11/2010
   3/11/2005      Will Hansen                  25000                 0.39              3/11/2010
   3/11/2005      Colin Jia                    25000                 0.39              3/11/2010
   3/11/2005      Song Guo                     50000                 0.39              3/11/2010
   4/28/2005      Song Guo                     50000                 0.32              4/28/2010
   4/28/2005      Will Hansen                  10000                 0.32              4/28/2010
   4/28/2005      Peter Wrage                 150000                 0.32              4/28/2010
   4/28/2005      Dong Li Zhang                35000                 0.32              4/28/2010
   4/28/2005      Colin Jia                    25000                 0.32              4/28/2005
   4/28/2005      Khaled Maamoun               25000                 0.32              4/28/2010
    7/9/2005      Khaled Maamoun               15000                 0.61               7/9/2010
    7/9/2005      Will Hansen                  15000                 0.61               7/9/2010
    7/9/2004      Jean Boyle                   50000                 0.64               7/9/2009
    7/9/2004      G. Bryan Thomas              50000                 0.64               7/9/2009
    7/9/2004      Javaid Sheikh                50000                 0.64               7/9/2009
    7/9/2004      Gary Gaulding                50000                 0.64               7/9/2009
    7/9/2004      Brian Metcalfe              150000                 0.65               7/9/2009

WARRANTS:

As per the loan with CAMOFI Ltd, we issued 200,000 warrants on February 3rd, 2006 with an exercise price of $0.33. These warrants are exercisable on a cashless basis and will expire 3 years from date of issuance.

DIVIDENDS:

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our proposed business operations. Any decisions as to future payment of dividends will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES:

The Company issued the following unregistered securities during the twelve months ended December 31, 2005

These transactions were exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Date                                    Shares Issued          Purchase Price
1/1/05-3/31/05                                 160000                   48000
4/1/05-6/30/05                                1273402                  403500
7/1/05-9/30/05                                 790110                  273000
10/1/05-12/31/05                              2575000                  593750

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

PLAN OF OPERATIONS

We plan to complete our current Plan of Operations over a period of six to 12 months. At the present time we do not have sufficient cash resources to complete our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of developing fingerprint encoding and authentication technology. Therefore, full implementation of our Plan of Operations is contingent upon receiving adequate financing to meet the remaining costs of our estimate of $1,823,500.

Our Plan of Operations for the Next 12 Months:

RESEARCH AND DEVELOPMENT

In January 2003 we developed a preliminary demonstration model of our proposed fingerprint technology, which provided only a conceptual guide for future development. We continued our development throughout 2003 and attempted to improve our core technology and implement changes in our core software; however, most of our development occurred from September 2004 to March 2006, in which we made further changes to our core software. As reflected below in our Plan of Operations, we will continue to develop our core technology as financing becomes available.

SOFTWARE ALGORITHM DEVELOPMENT

Using third party live-scan fingerprint scanners, we can now demonstrate the proof of concept of our proprietary software concepts, illustrating the differentiating features of embedded software algorithms - that is, the capability to measure the stable content of a fingerprint image and to express it as a numeric output and match that number with the numeric output from both live and stored finger scans to authenticate individuals. A workable prototype has been developed and is now in final productization, which is contingent upon us receiving financing, which we may be unable to obtain.

GENERAL & ADMINISTRATIVE EXPENSES

We intend to expend funds for general and administrative expenses such as: insurance expense, payroll tax, rent expense, legal expenses, professional fees, telephony and internet access, travel & entertainment, payroll expenses, professional fees and offices expenses. We have centralized management of the corporation in Dover, NH, and over the period of this plan will consolidate resources and space in Ottawa, Ontario Canada, where we will lower our costs of rent and manpower, focusing totally on Research and Development of our BIN-2 technology, with limited marketing support for Canada and the Middle East. Our chief business activity will occur in Dover NH.

The remaining estimated annual costs associated with these expenditures is approximately $625,000

DEVELOP AND INITIATE MARKETING EFFORT

Our marketing personnel have conducted a preliminary market analysis and have developed a market segmentation strategy that allows for product diversification and expansion which uses our existing technical developments as leverage and allows us to demonstrate our unique product within market verticals and horizontal segments that span them.

      o Horizontal Segmentation: the Company intends to promote wide-spread acceptance of the BIN(TM) concept for large scale ID management projects via a software product offering and IP licensing model. The focus is on large government contracts, both in North America and abroad.

      o Vertical Segmentation: the Company intends to build its industry credibility by providing customized niche applications for specific BIN(TM) related applications in direct response to customer requests. These applications will be industry specific and will entail a large service component. The focus is on high probability pilot contracts for large-scale identity management, transportation and fleet security.

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

The annual cost associated with this marketing effort is approximately $555,000.

PRODUCT APPLICATIONS RESEARCH AND DEVELOPMENT INITIATIVE FOCUS

We will continue to develop our proprietary software algorithms, with focused R&D program milestones and deliverables planned for 2006. Our goal in this regard is to deliver a demonstrable, error-free application for identity authentication as well as the baseline BIN-2 product software development kit
(SDK), which will allow us to integrate our product in a variety of systems already fielded. The remaining annual cost associated with expanding the product application and R&D functions is approximately $250,000.

SUMMARY OF ESTIMATED COSTS

----------------------------------------------------
CEO                                       $   90,000
----------------------------------------------------
Capital Expenditures                          84,500
----------------------------------------------------
Sr. VP Operations                             80,000
----------------------------------------------------
VP Global Solutions                           80,000
----------------------------------------------------
Chief Software Architect                      64,500
----------------------------------------------------
Chief Engineer                                64,500
----------------------------------------------------
R&D Engineer                                  60,000
----------------------------------------------------
Administration Manager                        40,000
----------------------------------------------------
Director of Business Development              80,000
----------------------------------------------------
Marketing Effort                             555,000
----------------------------------------------------
General & Administrative                     625,000
----------------------------------------------------
TOTAL                                     $1,823,500
----------------------------------------------------

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through December 31, 2005, and as of the date of this Form 10-KSB, we have earned no revenues. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $1,823,500 as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had limited cash resources of only $33,715. We do not have any other internal sources of working capital. We did not receive any revenues during our fiscal year 2005 or thereafter. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

Since our inception, our operating expenses have exceeded our revenues. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our December 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 7. Financial Statements

Liska Biometry, Inc.

Liska Biometry, Inc.
Table of Contents

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     25

Consolidated Balance Sheet                                                  26

Consolidated Statements of Operations                                       27

Consolidated Statement of Stockholders' (Deficit)                           28

Consolidated Statements of Cash Flows                                       29

Notes to Consolidated Financial Statements                                  30

                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Liska Biometry, Inc.

We have audited the accompanying consolidated balance sheet of Liska Biometry, Inc. (A Development Stage Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liska Biometry, Inc. (A Development Stage Company) as of December 31, 2005, and the results of its operations, and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 19, 2006

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2005

Assets

Current assets:
    Cash                                                           $     33,715
    Prepaid expenses                                                     36,677
    Deposit on acquisition                                              100,000
    Miscellaneous receivables                                            28,263
                                                                   ------------
         Total Current Assets                                           198,655
                                                                   ------------

Fixed assets, net                                                        50,574
                                                                   ------------

                                                                   $    249,229
                                                                   ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable & accrued expenses                             $    353,161
   Due to investors                                                      64,000
                                                                   ------------
          Total current liabilities                                     417,161
                                                                   ------------

Stockholders' (deficit):

   Preferred stock, no par value,
      10,000,000 shares authorized, none outstanding                         --
   Common stock, no par value,
      100,000,000 shares authorized,
        34,141,263 shares issued and outstanding                     10,764,300

   Receivable for common stock                                       (1,375,000)
   Common stock subscriptions                                           481,172
   Additional paid in capital                                           933,203

  (Deficit) accumulated during the development stage                (10,942,245)
                                                                   ------------
                                                                       (138,570)

  Other comprehensive income:
    Currency translation adjustment                                     (29,362)
                                                                   ------------
                                                                       (167,932)
                                                                   ------------

                                                                   $    249,229
                                                                   ============

See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Years Ended December 31, 2005 and 2004 ,and
                 Inception (August 1, 2000) to December 31, 2005

                                                        Year Ended         Year Ended        Inception to
                                                       December 31,       December 31,       December 31,
                                                           2005               2004               2005
                                                       ------------       ------------       ------------

Sales                                                  $         --       $         --       $      8,000

Cost of goods sold                                               --                 --                892
                                                       ------------       ------------       ------------

Gross profit                                                     --                 --              7,108
                                                       ------------       ------------       ------------

Operating expenses:

   Impairment of license                                         --                 --             58,812
   Selling, general and administrative expenses -
     Non cash stock compensation                          1,405,967          3,695,934          8,128,540
   Selling, general and administrative expenses           1,536,885            535,245          2,762,251
                                                       ------------       ------------       ------------
                                                          2,942,852          4,231,179         10,949,603
                                                       ------------       ------------       ------------

(Loss) from operations                                   (2,942,852)        (4,231,179)       (10,942,495)
                                                       ------------       ------------       ------------

Other income (expense):
   Other income                                                  --                 --                250
                                                       ------------       ------------       ------------

Net (loss)                                               (2,942,852)        (4,231,179)       (10,942,245)

Comprehensive income:
   Currency translation adjustment                          (23,089)            (4,942)           (29,362)
                                                       ------------       ------------       ------------

Comprehensive (loss)                                   $ (2,965,941)      $ (4,236,121)      $(10,971,607)
                                                       ============       ============       ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding                    27,255,588         19,705,827
                                                       ============       ============
  Net (loss) per share                                 $      (0.11)      $      (0.21)
                                                       ============       ============

See notes accompanying the consolidated financial statements

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                Consolidated Statement of Stockholders' (Deficit)
                 Inception (August 1, 2000) to December 31, 2005

                                                                     Common Stock              Additional
                                                            -----------------------------        Paid in          Stock
                                                               Shares           Amount           Capital      Subscriptions
                                                            ------------     ------------     ------------     ------------
Inception                                                             --     $         --     $         --     $         --

Issuance of founders shares for services
 at $.25 per share                                               110,000           27,500               --               --
Issuance of founders shares for expense
 reimbursement at $.25 per share                                 200,000           50,100               --               --
Common shares issued for license and
 rights at $.25 per share                                        190,000           47,500               --               --
Common stock issued for services
 at $.25 per share                                                    42              104               --               --

Net (loss) for the  period                                            --               --               --               --
                                                            ------------     ------------     ------------     ------------

Balance at December 31, 2000                                     500,042          125,204               --               --

Common shares issued for recapitalization                        103,200            5,350               --               --

Reclassification of accumulated deficit                               --               --          (31,345)              --
Stock and options issued to consultants
 for services                                                         --               --        1,079,670               --
Shares issued for services at $19.34
 per share                                                        12,229          236,621               --               --

Shares returned and retired                                     (130,000)              --               --               --
Shares issued to settle debt at $.65
 per share                                                       410,400          270,000               --               --

Net (loss) for the year                                               --               --               --               --
                                                            ------------     ------------     ------------     ------------

Balance at December 31, 2001                                     895,871          637,175        1,048,325               --

Shares issued for services at $.001
 per share                                                     9,002,404            9,001               --               --
Contributed services                                                  --               --            6,000               --
Contributed capital                                                   --               --              665               --

Net (loss) for the year                                               --               --               --               --
                                                            ------------     ------------     ------------     ------------

Balance at December 31, 2002                                   9,898,275          646,176        1,054,990               --

Shares issued for services at $.055 per share                  2,900,000          159,500               --               --
Shares issued for expense reimbursement at
 $.428 per share                                                 150,000           64,152               --               --

Shares issued for services at $.50 per share                   2,300,000        1,150,000               --               --
Shares issued for cash at $.50 per share                         186,000           93,000               --               --
Common shares subscribed for services                                 --               --               --          365,000
Contributed capital                                                   --               --            5,213               --

Currency translation adjustment                                       --               --               --               --

Net (loss) for the year                                               --               --               --               --
                                                            ------------     ------------     ------------     ------------

Balance at December 31, 2003                                  15,434,275        2,112,828        1,060,203          365,000

Shares issued for services from $.14 to $.42 per share           175,000           58,000               --               --

Shares issued for services at $.50 per share                   4,245,000        2,487,500               --         (365,000)

Shares issued for services from $.51 to $1.00 per share          225,000          178,600               --               --
Shares issued for services from $1.10 to $2.05 per share         806,545        1,348,151               --               --
Shares issued for cash from $.14 to $.42 per share             1,762,892          517,785               --               --
Shares issued for cash at $.50 per share                         590,000          295,000               --               --
Shares issued for cash at $1.10 per share                         45,455           50,000               --               --
Contributed capital                                                   --               --            3,000               --
Common shares subscribed for cash                                     --               --               --          138,708
Common shares subscribed for services                                 --               --               --           56,100

Purchase of treasury shares at $.11 per share                         --               --               --               --

Currency translation adjustment                                       --               --               --               --

Net (loss) for the year                                               --               --               --               --
                                                            ------------     ------------     ------------     ------------

Balance at December 31, 2004                                  23,284,167        7,047,864        1,063,203          194,808

Issuance of shares subscribed for                                621,346          185,808               --         (185,808)

Subscriptions cancelled                                               --               --               --           (9,000)
Amortization of deferred compensation                                 --               --               --               --

Shares issued in escrow for a receivable                       5,000,000        1,375,000               --               --
Shares issued for the conversion of a note payable
  at $.20 per share                                              250,000           50,000
Shares issued for services at $.30 to $.40 per share           1,733,904          619,378               --               --
Shares issued for services at $.41 to $.60 per share             325,000          168,000               --               --
Shares issued for cash at $.20 to $.28 per share               3,130,499          793,750               --               --
Shares issued for cash at $.30 to $.38 per share               1,668,013          524,500               --               --
Increase in intrinsic value of stock options                          --               --           70,000               --

Cancellation of treasury shares                               (1,871,666)              --         (200,000)              --
Common shares subscribed for services                                 --               --               --          481,172

Currency translation adjustment                                       --               --               --               --

Net (loss) for the year                                               --               --               --               --
                                                            ------------     ------------     ------------     ------------

                                                              34,141,263     $ 10,764,300     $    933,203     $    481,172
                                                            ============     ============     ============     ============

                                                                                              Receivable
                                                                                                  for           Currency
                                                              Treasury         Deferred         Common         Translation
                                                                Stock        Compensation        Stock         Adjustment
                                                            ------------     ------------     ------------    ------------
Inception                                                   $         --     $         --     $         --    $         --

Issuance of founders shares for services
 at $.25 per share                                                    --               --                               --
Issuance of founders shares for expense
 reimbursement at $.25 per share                                      --               --                               --
Common shares issued for license and
 rights at $.25 per share                                             --               --                               --
Common stock issued for services
 at $.25 per share                                                    --               --                               --

Net (loss) for the  period                                            --               --               --              --
                                                            ------------     ------------     ------------    ------------

Balance at December 31, 2000                                          --               --               --              --

Common shares issued for recapitalization                             --               --                               --

Reclassification of accumulated deficit                               --               --                               --
Stock and options issued to consultants
 for services                                                         --               --                               --
Shares issued for services at $19.34
 per share                                                            --               --                               --

Shares returned and retired                                           --               --                               --
Shares issued to settle debt at $.65
 per share                                                            --               --                               --

Net (loss) for the year                                               --               --               --              --
                                                            ------------     ------------     ------------    ------------

Balance at December 31, 2001                                          --               --               --              --

Shares issued for services at $.001
 per share                                                            --               --               --              --
Contributed services                                                  --               --               --              --
Contributed capital                                                   --               --               --              --

Net (loss) for the year                                               --               --               --              --
                                                            ------------     ------------     ------------    ------------

Balance at December 31, 2002                                          --               --               --              --

Shares issued for services at $.055 per share                         --               --                               --
Shares issued for expense reimbursement at
 $.428 per share                                                      --               --                               --

Shares issued for services at $.50 per share                          --               --                               --
Shares issued for cash at $.50 per share                              --               --                               --
Common shares subscribed for services                                 --               --                               --
Contributed capital                                                   --               --

Currency translation adjustment                                       --               --                           (1,331)

Net (loss) for the year                                               --               --               --              --
                                                            ------------     ------------     ------------    ------------

Balance at December 31, 2003                                          --               --               --          (1,331)

Shares issued for services from $.14 to $.42 per share                --          (22,000)                              --

Shares issued for services at $.50 per share                          --               --                               --

Shares issued for services from $.51 to $1.00 per share               --          (35,000)                              --
Shares issued for services from $1.10 to $2.05 per share              --          (10,417)                              --
Shares issued for cash from $.14 to $.42 per share                    --               --                               --
Shares issued for cash at $.50 per share                              --               --                               --
Shares issued for cash at $1.10 per share                             --               --                               --
Contributed capital                                                   --               --                               --
Common shares subscribed for cash                                     --               --                               --
Common shares subscribed for services                                 --               --                               --

Purchase of treasury shares at $.11 per share                   (200,000)              --                               --

Currency translation adjustment                                       --               --                           (4,942)

Net (loss) for the year                                               --               --               --              --
                                                            ------------     ------------     ------------    ------------

Balance at December 31, 2004                                    (200,000)         (67,417)              --          (6,273)#

Issuance of shares subscribed for                                     --               --                               --

Subscriptions cancelled                                               --               --                               --
Amortization of deferred compensation                                 --           67,417                               --

Shares issued in escrow for a receivable                              --               --       (1,375,000)             --
Shares issued for the conversion of a note payable
  at $.20 per share
Shares issued for services at $.30 to $.40 per share                  --                                                --
Shares issued for services at $.41 to $.60 per share                  --               --                               --
Shares issued for cash at $.20 to $.28 per share                      --                                                --
Shares issued for cash at $.30 to $.38 per share                      --               --                               --
Increase in intrinsic value of stock options                          --               --                               --

Cancellation of treasury shares                                  200,000               --                               --
Common shares subscribed for services                                 --               --                               --

Currency translation adjustment                                       --               --                          (23,089)

Net (loss) for the year                                               --               --                               --
                                                            ------------     ------------     ------------    ------------

                                                            $         --     $         --     $ (1,375,000)   $    (29,362)
                                                            ============     ============     ============    ============

                                                             (Deficit)
                                                            Accumulated
                                                             During the
                                                            Development
                                                               Stage            Total
                                                            ------------     ------------
Inception                                                   $         --     $         --

Issuance of founders shares for services
 at $.25 per share                                                    --           27,500
Issuance of founders shares for expense
 reimbursement at $.25 per share                                      --           50,100
Common shares issued for license and
 rights at $.25 per share                                             --           47,500
Common stock issued for services
 at $.25 per share                                                    --              104

Net (loss) for the  period                                      (151,383)        (151,383)
                                                            ------------     ------------

Balance at December 31, 2000                                    (151,383)         (26,179)

Common shares issued for recapitalization                        (31,345)         (25,995)

Reclassification of accumulated deficit                           31,345               --
Stock and options issued to consultants
 for services                                                         --        1,079,670
Shares issued for services at $19.34
 per share                                                            --          236,621

Shares returned and retired                                           --               --
Shares issued to settle debt at $.65
 per share                                                            --          270,000

Net (loss) for the year                                       (1,702,618)      (1,702,618)
                                                            ------------     ------------

Balance at December 31, 2001                                  (1,854,001)        (168,501)

Shares issued for services at $.001
 per share                                                            --            9,001
Contributed services                                                  --            6,000
Contributed capital                                                   --              665

Net (loss) for the year                                          (40,746)         (40,746)
                                                            ------------     ------------

Balance at December 31, 2002                                  (1,894,747)        (193,581)

Shares issued for services at $.055 per share                         --          159,500
Shares issued for expense reimbursement at
 $.428 per share                                                      --           64,152

Shares issued for services at $.50 per share                          --        1,150,000
Shares issued for cash at $.50 per share                              --           93,000
Common shares subscribed for services                                 --          365,000
Contributed capital                                                                 5,213

Currency translation adjustment                                       --           (1,331)

Net (loss) for the year                                       (1,873,467)      (1,873,467)
                                                            ------------     ------------

Balance at December 31, 2003                                  (3,768,214)        (231,514)

Shares issued for services from $.14 to $.42 per share                --           36,000

Shares issued for services at $.50 per share                          --        2,122,500

Shares issued for services from $.51 to $1.00 per share               --          143,600
Shares issued for services from $1.10 to $2.05 per share              --        1,337,734
Shares issued for cash from $.14 to $.42 per share                    --          517,785
Shares issued for cash at $.50 per share                              --          295,000
Shares issued for cash at $1.10 per share                             --           50,000
Contributed capital                                                   --            3,000
Common shares subscribed for cash                                     --          138,708
Common shares subscribed for services                                 --           56,100

Purchase of treasury shares at $.11 per share                         --         (200,000)

Currency translation adjustment                                       --           (4,942)

Net (loss) for the year                                       (4,231,179)      (4,231,179)
                                                            ------------     ------------

Balance at December 31, 2004                                  (7,999,393)#         32,792

Issuance of shares subscribed for                                     --               --

Subscriptions cancelled                                               --           (9,000)
Amortization of deferred compensation                                 --           67,417

Shares issued in escrow for a receivable                              --               --
Shares issued for the conversion of a note payable
  at $.20 per share                                                                50,000
Shares issued for services at $.30 to $.40 per share                  --          619,378
Shares issued for services at $.41 to $.60 per share                  --          168,000
Shares issued for cash at $.20 to $.28 per share                      --          793,750
Shares issued for cash at $.30 to $.38 per share                      --          524,500
Increase in intrinsic value of stock options                          --           70,000

Cancellation of treasury shares                                       --               --
Common shares subscribed for services                                 --          481,172

Currency translation adjustment                                       --          (23,089)

Net (loss) for the year                                       (2,942,852)      (2,942,852)
                                                            ------------     ------------

                                                            $(10,942,245)    $   (167,932)
                                                            ============     ============

See accompanying notes to the consolidated financial statements

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 2005 and 2004, and
                 Inception (August 1, 2000) to December 31, 2005

                                                                    Year Ended         Year Ended         Inception to
                                                                   December 31,       December 31,       December 31,
                                                                       2005               2004               2005
                                                                   ------------       ------------       ------------
Cash flows from operating activities:
Net (loss)                                                         $ (2,942,852)      $ (4,231,179)      $(10,942,245)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciationa and amortization                                         16,570              1,466             56,724

  Common stock and options issued and subscribed for services         1,405,967          3,695,934          8,128,540
  Common stock issued for expenses paid by founders                          --                 --             50,100
  Shares issued pursuant to recapitalization                                 --                 --            (25,995)
  Contribution of services                                                   --              3,000              9,000
  Loss on impairment of license                                              --                 --             58,812

  Increase in prepaid expenses and miscellaneous receivables            (30,047)           (34,895)           (64,940)

  Increase in accounts payable and accrued expenses                     164,901             (9,096)           594,049
                                                                   ------------       ------------       ------------

Net cash (used in) operating activities                              (1,385,461)          (574,770)        (2,135,955)
                                                                   ------------       ------------       ------------

Cash flows from investing activities:
  Payment for license                                                        --                 --            (50,000)

  Deposit on acquisition                                               (100,000)                --           (100,000)

  Purchase of fixed assets                                              (44,074)           (24,535)          (107,298)
                                                                   ------------       ------------       ------------

Net cash (used in) investing activities                                (144,074)           (24,535)          (257,298)
                                                                   ------------       ------------       ------------

Cash flows from financing activities:
  Capital contributions                                                      --                 --              8,878
  Common shares issued and subscriptions for cash                     1,318,250          1,001,493          2,542,452

  Cancelled subscription                                                 (9,000)                --             (9,000)

  Common shares repurchased for cash                                         --           (200,000)          (200,000)
  Proceeds from notes payable                                            50,000                 --             50,000

  Proceeds (repayment) investor loans                                   (18,552)            47,552             64,000
                                                                   ------------       ------------       ------------
Net cash provided by financing activities                             1,340,698            849,045          2,456,330
                                                                   ------------       ------------       ------------

Net increase (decrease) in cash                                        (188,837)           249,740             63,077

Effect of currency translation on cash                                  (23,089)            (4,942)           (29,362)

Beginning - cash balance                                                245,641                843                 --
                                                                   ------------       ------------       ------------

Ending - cash balance                                              $     33,715       $    245,641       $     33,715
                                                                   ============       ============       ============

Supplemental cash flow information:
  Cash paid for income taxes                                       $         --       $         --       $         --
                                                                   ============       ============       ============
  Cash paid for interest                                           $         --       $         --       $         --
                                                                   ============       ============       ============

Non cash investing and financing activities:
  Common stock issued for license                                  $         --       $         --       $     47,500
                                                                   ============       ============       ============
  License acquired in exchange for payable                         $         --       $         --       $  1,450,000
                                                                   ============       ============       ============
  Write off of license and related payable                         $         --       $         --       $  1,450,000
                                                                   ============       ============       ============
  Common stock issued to settle notes payable                      $     50,000       $         --       $    205,200
                                                                   ============       ============       ============
  Common stock issued for receivable                               $  1,375,000       $         --       $  1,375,000
                                                                   ============       ============       ============
  Cancellation of treasury shares                                  $    200,000       $         --       $    200,000
                                                                   ============       ============       ============

See notes accompanying the financial statements

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated as 3045 Corporation under the laws of the State of Florida on October 26, 1999. On January 19, 2001 the name was changed to Floran International, Inc., on June 15, 2001, the name was changed to FTLA, Inc., and on April 1 2002, the name was changed to Liska Biometry, Inc. The Company is in the development stage and its business plan consists of providing biometric identification services, specifically products and technology for the identification and authentication of individuals using live scan fingerprints.

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

On November 2, 2004, the Company formed and acquired all of the issued and outstanding common shares of a Canadian subsidiary, Liska Biometry (Canada) Inc. That company's primary purpose is to carry out research and development of the Company's products and to generate sales in Canada for any resulting products.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, miscellaneous receivables, and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Foreign Currency Translation

The Company has a wholly owned Canadian subsidiary and maintains a Canadian dollar bank account. Assets and liabilities will be translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

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

Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $941,321 and $82,861 in 2005 and 2004 and are included in selling, general and administrative expenses.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

New pronouncements

SFAS 155 - `Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

      a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
      e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided the Company have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that are held hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - `Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140'

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
      3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2005, and the period from inception to December 31, 2005, the Company incurred net losses of $2,942,852 and $10,942,465 and has working capital and stockholders' deficits of $218,506 and $167,932 at December 31, 2005. In addition, the Company has no revenue generating operations.

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

Note 3. RECAPITALIZATION

On January 9, 2001, the Company acquired the entire issued and outstanding common shares of H2O in exchange for 500,042 shares of its common stock. The transaction was treated as a recapitalization of the Company and issuance of 103,200 common shares by H2O for the net assets of the Company. The net assets of H2O consisted of the following at December 31, 2000, and the acquisition date.

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

Note 4. STOCKHOLDERS' EQUITY

Common Stock

At December 31, 2005, the Company's no par value common stock authorized was 100,000,000 shares with 34,141,263 shares issued and outstanding and the Company's no par value preferred stock authorized was 10,000,000 shares. During January 2001 the Company effected a 10 for 1 forward stock split and during May 2001 the Company effected a 1 for 100 reverse stock split. All share and per share amounts have been restated to give effect to these splits.

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

During October 2005, the Company signed a securities purchase agreement for the issuance of 5,000,000 shares of common stock at $0.275 or $1,375,000. The shares have been issued but to date, the cash proceeds have not been received, the shares are held in escrow and the $1,375,000 is shown as a reduction of stockholders' equity at December 31, 2005.

During the year ended December 31, 2004, the Company repurchased 1,871,666 shares of common stock held by a former officer for $200,000. The Company canceled these shares in July 2005.

During the year ended December 31, 2005, the Company issued 2,058,904 shares of common stock for services and agreed to issue 1,069,271 shares of common stock for services. The shares were valued at their fair market value of $787,378 and $481,172 respectively which has been charged to operations during the year. In addition, the Company amortized $67,417 of deferred compensation from December 31, 2004, and charged the intrinsic value of options issued to employees of $70,000 to operations during the year.

In March 2005, the Company issued 345,571 shares of restricted common stock to two employees pursuant to employee contract performance milestones and services rendered.

During the year ended December 31, 2005, the Company issued 4,798,512 shares of common stock for cash aggregating $1,318,250 pursuant to private placements.

During the year ended December 31, 2005, the Company issued 250,000 shares of common stock valued at its fair market value to settle a note payable of $50,000.

During January 2005, May 2005, and December 2005, the Company filed Form S-8 registration statements registering a total of 1,814,271 shares of common stock to be issued pursuant to employment and consulting contracts which are included in the shares issued or subscribed for services described above.

Stock Options

During the year ended December 31, 2005 the Company issued options to purchase 350,000 shares of its common stock for a period of ten years at prices of $.64 and $.65 per share to four directors and a consultant for services rendered. These options vest one year from the date of issuance. No expense was charged to operations related to these options.

During the year ended December 31, 2005 the Company issued options to purchase 975,000 shares of its common stock for a period of ten years at prices of $.32 and $.61 per share to employees for services rendered. These options vest one year from the date of issuance. At present $70,000 has been charged to operations.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2003: expected life of options of 10 years, expected volatility of 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2004, approximated $1.00 per option. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2005, approximated $1.00 per option. These results may not be representative of those to be expected in future years.

Under the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                              2005                2004
Net (loss)
            As reported                 $   (2,942,851)     $   (4,231,179)
            Proforma                    $   (3,242,851)     $   (4,361,179)
Basic and diluted (loss) per share
            As reported                 $         (.11)     $         (.21)
            Pro forma                   $         (.12)     $         (.22)

A summary of stock option activity is as follows:

                                        Weighted     Weighted
                            Number       average      average
                                of      exercise         fair
                            shares         price        value
Balance at
  December 31, 2003             --
Granted                    350,000         $ .64        $1.00
Exercised/Forfeited             --
                         ---------
Balance at
  December 31, 2004        350,000         $ .64        $1.00
Granted                    650,000         $ .39        $1.00
Granted                    295,000         $ .32        $1.00
Granted                     30,000         $ .61        $1.00
                         ---------
Balance at
  December 31, 2005      1,325,000         $ .45        $1.00

The following table summarizes information about fixed-price stock options at December 31, 2005:

                               Outstanding                                     Exercisable
                       Weighted         Weighted     Weighted-
                       Average           Average      Average
Exercise                Number        Contractual     Exercise            Number         Exercise
Prices               Outstanding          Life          Price          Exercisable         Price
------               -----------          ----          -----          -----------         -----
$.64                   350,000          10 years         $.64            350,000           $1.00
$.32 to $.39           945,000          10 years         $.35            945,000           $1.00
$.61                    30,000          10 years         $.61             30,000           $1.00

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at
 the federal statutory rate         34%
Effect of operating losses         (34)%
                                ------
                                    --
                                ======

As of December 31, 2005 the Company has a net operating loss carry forward of approximately $ $3,900,000(subject to any restrictions because of prior changes in ownership). This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2025. The deferred tax asset of approximately $1,300,000 relating to the operating loss carry forward has been fully reserved at December 31, 2005. The principal difference between the net operating loss for income tax purposes and the net operating loss for financial reporting purposes results from stock based compensation of approximately $7,000,000. The change in the valuation reserve for the year ended December 31, 2005 was approximately $500,000.

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

During 2005 investor loans of $18,552 were repaid, leaving the Company a net of loans payable on demand of $64,000 at December 31, 2005 with no specified interest rate.

Note 7. LEASE COMMITMENTS

On December 8, 2004, the Company entered into a lease agreement for office premises in Dover, New Hampshire, requiring lease payments of $2,250 to $2,734 per month for the period January 1, 2005, through December 31, 2009.

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

Minimum lease payments under both leases for the years ended December 31, are summarized below:

                 Company          Subsidiary
                 -------          ----------
2006           $   28,350         $  129,057
2007           $   29,768         $  129,057
2008           $   31,256         $  129,057
2009           $   32,819         $  129,057
2010           $       --         $   32,262

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

At April 1, 2005 the Company had entered into an executive employment contract for one year, renewable each year, it was renewed April 1, 2006. through December 2005 with two officers for annual compensation approximately $90,000. In addition this officers will receive an aggregate of 550,000 shares of restricted common stock if performance milestones are met and 100,000 common shares registered pursuant to Form S-8. In addition

Note 9. SUBSEQUENT EVENTS

In February 2006 the company received a loan of $300,000 from Centrecourt Asset Management. The term of the note expires on July 30, 2006, and carries an interest rate of 8% per annum. The loan was secured by the assets in the company and by a pledge of 3,300,000 shares of the Company's common stock held by an officer.

In December 2005 the company signed a letter of Intent to merge operations with Digital Card Systems of Acton, MA. As per the agreement, the company is to issue 25,000,000 shares of common stock for all of the stock in DCS. In addition the company paid DCS $100,000 on December 5, 2005 in accordance with a standstill agreement through June 30, 2006.

In February 2006 the company signed a definitive agreement to merge operations with Digital Card Systems of Acton, MA. The agreement is subject to certain terms and conditions including but not limited to audits, due diligence and approval of shareholders.

In February 2006 the company reimbursed Digital Card Systems $75,000 for a loan of 100,000 euros with a per annum rate of 4.5% to Sogedex of Paris, France in exchange for an option to purchase 80% of Sogedex on or before July 31, 2006. As per the agreement, Digital Card shall further be reimbursed $50,000 for the remainder of 100,000 euros and related expenses made on behalf of the company. As such the company (Liska) shall retain all the rights and benefits associated with the Sogedex note and option agreements.

On March 17, 2006 the company, pursuant to Regulation s-8, registered 3,000,000 shares of common stock for employee and consultant compensation. Of the 3,000,000 shares registered 187,500 have been issued.

Through April 13, 2006, the Company issued 1,069,273 common shares which were subscribed for at December 31, 2005. Additionally the Company issued 812,500 common shares of which 312,500 shares were issued for services and 500,000 shares were issued in accordance with the $300,000 loan described above. The company is due to repay on or before April 30, 2006. If the loan is not paid the company will issue an additional 500,000 shares in which case the loan is payable on or before July 31, 2006.

Item 8A - Controls and Procedures

      We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer ("CEO ") evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, our CEO has discovered a potential material weakness in our disclosure controls as they relate to the documents supporting the issuance of equity securities. Our CEO believes that the weaknesses did not affect the reporting or disclosure in our annual or quarterly reports due to controls put in place during the current quarter and compensating controls, such as the detailed review of these areas subsequent to the time at which the agreements were entered into and during the preparation of our quarterly and annual reports.

      These weaknesses are currently being addressed and actions are currently being taken to improve our disclosure controls and procedures; and our CEO has concluded that our disclosure controls and procedures, combined with compensating controls are effective as of the end of the period covered by this report in that information required to be disclosed in this 10KSB has been recorded, processed, summarized and reported properly within the current fiscal year. Although there was a change in our disclosure controls and procedures during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The following is a summary of the weakness and deficiency that has been identified and addressed:

      o Deficiency related to the documentation, review and approval of certain sales under a Regulation S sale of securities and S-8 by our authorized broker/dealer agents.

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

      o     The company intends to hire a CFO/Controller to address this issue.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

At December 31, 2005 the Executive Officers of the company were:

Name                       Office                                     Term
Christopher J LeClerc      President and CEO                          From 9/04 to present
Manoj Hippola              Chief Financial and Operating Officer      From 9/04 to 3/8/06
Jean E Boyle               Chairman                                   From 7/04 to 3/7/06
G. Bryan Thomas            Director                                   From 7/04 to present
Javaid Sheikh              Director                                   From 7/04 to present
Brian Hynes                Director                                   From 8/05 to present
John Hollander             Secretary                                  From 7/04 to 3/7/06

Item 10. EXECUTIVE COMPENSATION

Name                       Position                                   Year        Comp
Christopher LeClerc        President and CEO                          2005       71,615

Manoj Hippola              Chief Financial and Operating Officer      2005      C$82999

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title           Name                                Amount     Percent

Common          Christopher LeClerc                3420841         9.5
                Manoj Hippola                      1815827           5
                G Bryan Thomas                      687375         1.9
                Javaid Sheikh                       380250           1
                Brian Hynes                          65000         0.1
                Lam Ko Chau                        4618000        12.7

As of 4/19/06

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

On November 2, 2004, we incorporated Liska Biometry (Canada) Inc., a wholly owned subsidiary registered in the province of Ontario, for the purpose of conducting our Canadian operations. Our Chief Financial Officer, Manoj Hippola, was elected as President and sole director of Liska Biometry Canada, Inc. Mr. Hippola resigned March 8, 2006, subsequently resigning as director of Liska Biomentry Canada.

On November 23, 2005 we incorporated Liska Biometry (Saudi Arabia), a wholly owned subsidiary registered in the province , for the purpose of selling our products in the Middle East. Our Chief Financial Officer, Manoj Hippola, was elected as President and sole director of Liska Biometry Saudi Arabia, Inc. Mr. Hippola resigned on March 8, 2006, subsequently resigning as director of Liska Biometry Saudi Arabia.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family member of such persons in excess of $60,000. We are not a subsidiary of any company.

Item 13. Exhibits and Reports on Form 8-K

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                         Description

3.1   Articles of Incorporation of 3045 Corporation dated October 26, 1999(1)
3.2   Bylaws of 3045 Corporation dated October 25, 1999(1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

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

(b) Reports on Form 8-K

Form 8-K Report filed on December 21, 2005

Item 14. Principal Accountant Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2005 and 2004 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2004 were $28,000 and $23,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were approximately $5,000 per year spent on tax filings.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liska Biometry, Inc.
--------------------
Registrant

Dated: April 19, 2006


/s/ Chris LeClerc
By: Chris LeClerc, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2006


/s/ Chris LeClerc
By: Chris LeClerc, President and CEO