Form 10QSB
period 2006-03-31
LISKA BIOMETRY INC
filed 2006-05-22
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
      ---------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                   Copies to:
                                   ----------

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

 As of May 15, 2006, we had 37,973,036 shares of our common stock outstanding.


                              LISKA BIOMETRY, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                            Page
PART I -   FINANCIAL INFORMATION
           Item 1 - Financial Statements
                     Balance Sheet (Unaudited)                                 3
                     Statements of Operations (Unaudited)                      4
                     Statements of Cash Flows (Unaudited)                      5
                     Notes to Financial Statements                             6
           Item 2 - Management's Discussion and Analysis or Plan of
                       Operations                                              9
           Item 3 - Controls and Procedures                                   13
PART II -  OTHER INFORMATION
           Item 6 - Exhibits and Reports on Form 8-K                          14
           Signatures                                                         15

--------------------------------------------------------------------------------

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                              as of March 31, 2006
                                   (Unaudited)

Assets

Current assets:
    Cash                                               $      1,667
    Prepaid expenses                                         15,511
    Debt discount                                            77,877
    Deposit on acquisition                                  100,000
                                                       ------------
         Total Current Assets                               195,055
                                                       ------------

Fixed assets, net                                            45,811
Note receivable                                             125,000
                                                       ------------

                                                       $    365,866
                                                       ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Bank overdraft                                      $      3,044
   Accounts payable & accrued expenses                      445,094
   Notes payable                                            350,000
   Due to investors                                         110,000
                                                       ------------
          Total current liabilities                         908,138
                                                       ------------

Stockholders' (deficit):
   Preferred stock, no par value,
      10,000,000 shares authorized, none outstanding
   Common stock, no par value,
      100,000,000 shares authorized,
        36,023,036 shares issued and outstanding         11,474,222
   Receivable for common stock                           (1,375,000)
   Additional paid in capital                             1,016,834
  (Deficit) accumulated during the development stage    (11,615,010)
                                                       ------------
                                                           (498,954)
                                                       ------------
  Other comprehensive income:
    Currency translation adjustment                         (43,318)
                                                       ------------
          Total stockholders' (deficit)                    (542,272)
                                                       ------------

                                                       $    365,866
                                                       ============


      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                Three Months Ended March 31, 2006 and 2005, and
                  Inception (August 1, 2000) to March 31, 2006
                                  (Unaudited)

                                                           Three months    Three months
                                                              Ended           Ended        Inception to
                                                            March 31,        March 31,       March 31,
                                                               2006            2005            2006
                                                           ------------    ------------    ------------
Sales                                                      $       --      $       --      $      8,000
Cost of goods sold                                                 --              --               892
                                                           ------------    ------------    ------------
Gross profit                                                       --              --             7,108
                                                           ------------    ------------    ------------
Operating expenses:
   Impairment of license                                           --              --            58,812
   Selling, general and administrative expenses -
     Non cash stock compensation                                 78,750         292,145       8,207,290
     Other                                                      432,892         299,981       3,195,143
                                                           ------------    ------------    ------------
                                                                511,642         592,126      11,461,245
                                                           ------------    ------------    ------------
(Loss) from operations                                         (511,642)       (592,126)    (11,454,137)
                                                           ------------    ------------    ------------
Other income (expense):
   Other income                                                    --              --               250
   Interest (expense)                                          (161,123)           --          (161,123)
                                                           ------------    ------------    ------------
                                                               (161,123)           --          (160,873)
                                                           ------------    ------------    ------------
Net (loss)                                                     (672,765)       (592,126)    (11,615,010)
Comprehensive income:
   Currency translation adjustment                              (13,958)         (3,603)        (43,318)
                                                           ------------    ------------    ------------
Comprehensive (loss)                                       $   (686,723)   $   (595,729)   $(11,658,328)
                                                           ============    ============    ============
Per share information - basic and fully diluted:
  Weighted average shares outstanding                        35,628,592      23,942,599
                                                           ============    ============
  Net (loss) per share                                     $      (0.02)   $      (0.02)
                                                           ============    ============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2006 and 2005, and
                  Inception (August 1, 2000) to March 31, 2006
                                   (Unaudited)


                                                           Three           Three
                                                           Months         Months
                                                           Ended           Ended         Inception to
                                                          March 31,       March 31,        March 31,
                                                            2006            2005             2006
                                                        -----------      -----------      -----------
Cash flows from operating activities:
Net cash (used in) operating activities                 $  (289,090)     $  (218,102)     $(2,425,045)

Cash flows from investing activities:
  Note receivable                                          (125,000)            --           (125,000)
  Payment for license                                          --               --            (50,000)
  Deposit on acquisition                                       --               --           (100,000)
  Purchase of fixed assets                                     --            (16,579)        (107,298)
                                                        -----------      -----------      -----------
Net cash (used in) investing activities                    (125,000)         (16,579)        (382,298)
                                                        -----------      -----------      -----------
Cash flows from financing activities:
  Capital contributions                                        --               --              8,878
  Common shares issued and subscriptions for cash              --             48,000        2,542,452
  Cancelled subscription                                       --               --             (9,000)
  Common shares repurchased for cash                           --               --           (200,000)
  Proceeds from notes payable                               425,000             --            475,000
  Repayment of notes payable                                (75,000)            --            (75,000)
  Proceeds (repayment) investor loans                        46,000            2,448          110,000
                                                        -----------      -----------      -----------
Net cash provided by financing activities                   396,000           50,448        2,852,330
                                                        -----------      -----------      -----------
Net increase (decrease) in cash                             (18,090)        (184,233)          44,987
Effect of currency translation on cash                      (13,958)            --            (43,320)
Beginning - cash balance                                     33,715          245,641             --
                                                        -----------      -----------      -----------
Ending - cash balance                                   $     1,667      $    61,408      $     1,667
                                                        ===========      ===========      ===========
Supplemental cash flow information:
  Cash paid for income taxes                            $      --        $      --        $      --
                                                        ===========      ===========      ===========
  Cash paid for interest                                $      --        $      --        $      --
                                                        ===========      ===========      ===========

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the two years then ended, and the period from inception (August 1, 2000) to December 31, 2005, including notes thereto included in the Company's Form 10-KSB.

(2) Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2006, and the period from inception to March 31, 2006, the Company incurred net losses of $672,765 and $11,615,010 respectively and has working capital and stockholder deficits of $713,083 and $542,272 respectively at March 31, 2006. In addition, the Company has no revenue generating operations.

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

(3) Note Receivable

The note receivable represents a loan to Sogedex of Paris, France denominated as 100,000 Euros. The note receivable bears interest at 4.5%. The note is convertible into common stock of Sogedex. In connection with the loan, the Company also received an option to purchase 80% of the outstanding stock of Sogedex for approximately 2,400,000 Euros. The initial term of the option expires on July 31 2006, but may be extended through December 31, 2006, by providing additional funds to Sogedex in the amount of 170,000 Euros. If the note is not converted into Sogedex common stock or the option to purchase additional stock is not exercised, the note is due in 20 quarterly installments commencing in 2007 and ending in 2012.

(4) Notes Payable

The Company received gross proceeds of $425,000 during the quarter ended March 31, 2006. A loan of $125,000 was provided by Digital Card Systems. It bears interest at 12% and is due on or before May 31, 2006. Repayment of $75,000 was made during the quarter ended March 31, 2006, and the remaining balance of $50,000 was paid subsequent to the end of the quarter.

A loan of $300,000 was received from CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC ("CAMOFI"). The note bears interest at 8% and is due on April 30, 2006. As additional consideration for the loan, the Company issued 500,000 shares of common stock and 300,000 warrants (see Note 5). The Company valued the stock at its fair market value of $150,000 which was recorded as additional paid in capital and debt discount. The Company valued the warrants at $83,631 using the Black Scholes option pricing model and recorded the amount as additional paid in capital and debt discount. The aggregate debt discount of $233,631 will be amortized to interest expense over the three-month term of the loan. During the quarter ended March 31 2006, $155,754 was charged to interest expense.

The CAMOFI loan was secured by the assets of the Company and by a pledge of 3,300,000 shares of the Company's common stock owned by the Company's president.

(5) Stockholders' (Deficit)

During the three months ended March 31, 2006, the Company issued 1,881,773 shares of common stock. The total includes 1,069,273 previously subscribed shares that were issued pursuant to a Form S-8 filed on December 30, 2005. The Company also issued 312,500 shares for services rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $78,750, all of which was charged to operations during the quarter. The Company issued 500,000 shares as additional consideration pursuant to the note payable agreement with CAMOFI. The aggregate fair value of these shares was $150,000 (based upon quoted market value on the loan agreement date).

During the quarter ended March 31, 2006, the Company issued 300,000 warrants as additional consideration pursuant to the note payable agreement with CAMOFI. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.33 and all warrants expire on July 31, 2009.

During the three months ended March 31, 2006, the Company did not issue any stock options.

The following table summarizes information about fixed-price stock options at March 31, 2006:

                                       Outstanding
                        Weighted         Weighted         Weighted-
                         Average         Average           Average            Exercisable
      Exercise            Number       Contractual        Exercise         Number      Exercise
       Prices          Outstanding        Life             Price         Exercisable    Price
     -------------     -----------     -----------      -----------      -----------   --------
     $.32                  295,000      10 years            $.32               --       $ .32
     $.39                  650,000      10 years            $.39               --       $ .39
     $.61                   30,000      10 years            $.61               --       $ .61
     $.64 to $.65          350,000       9 years            $.64            350,000     $1.00


(6) Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation. During the period ending March 31, 2006, common stock equivalents of 1,625,000 were excluded because they would have been anti-dilutive.

(7) Commitments and Contingencies

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

(9) Pending Merger with Digital Card Systems

In December 2005 the company signed a letter of Intent to merge operations with Digital Card Systems of Acton, Ma. As per the agreement, the company is to issue 25,000,000 shares of common stock for all of the stock in DCS. In addition the company paid DCS $100,000 in accordance with a standstill agreement through June 30, 2006.

In February 2006 the company signed a definitive agreement to merge operations with Digital Card Systems of Acton, MA. The agreement is subject to certain terms and conditions including but not limited to audits and due diligence. There can be no assurance that the Company will be able to complete this merger.

(10) Subsequent Events

Subsequent to March 31, 2006, the Company exercised its option to extend the maturity date of the CAMOFI loan to July 31, 2006.

Subsequent to March 31, 2006, the Company issued 450,000 shares of common stock for services pursuant to employment or consultant contracts. On May 11, 2006, the Company sold 1,500,000 shares of common stock to an individual pursuant to a subscription agreement for net cash proceeds of $150,000.


Item 2 Management's Discussion and Analysis or Plan of Operation

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for the Company's products, changes in the level of operating expenses, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital for the Company and the Company's use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under "Risk Factors Associated with Our Business" in our Form 10-KSB for the fiscal year ended December 31, 2005. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report. We disclaim any obligation to update forward-looking statements. All references to "we", "our", "us", of refer to Liska Biometry, Inc., and it predecessors, operating divisions, and subsidiaries.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the first quarter of 2006. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

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


SUMMARY OF ESTIMATED COSTS

---------------------------------------------- --- -----------------------
CEO                                            $                   90,000
---------------------------------------------- --- -----------------------
Capital Expenditures                                               84,500
---------------------------------------------- --- -----------------------
Sr. VP Operations                                                  80,000
---------------------------------------------- --- -----------------------
VP Global Solutions                                                80,000
---------------------------------------------- --- -----------------------
Chief Software Architect                                           64,500
---------------------------------------------- --- -----------------------
Chief Engineer                                                     64,500
---------------------------------------------- --- -----------------------
R&D Engineer                                                       60,000
---------------------------------------------- --- -----------------------
Administration Manager                                             40,000
---------------------------------------------- --- -----------------------
Director of Business Development                                   80,000
---------------------------------------------- --- -----------------------
Marketing Effort                                                  555,000
---------------------------------------------- --- -----------------------
General & Administrative                                          625,000
---------------------------------------------- --- -----------------------
TOTAL                                          $                1,823,500
---------------------------------------------- --- -----------------------

--------------------------------------------------------------------------------

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2005 or to date in Fiscal Year 2006 or in connection with our business plan of developing fingerprint encoding and authentication technology. We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $1,823,500, as reflected above.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had limited cash resources of only $1,667. We do not have any other internal sources of working capital. We did not receive any revenues during our Fiscal Year 2005 or to date in Fiscal Year 2006. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2005 and date in Fiscal Year 2006, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

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

--------------------------------------------------------------------------------

Item 3     Controls and Procedures

We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer ("CEO") evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, our CEO has discovered a potential material weakness in our disclosure controls as they relate to the documents supporting the issuance of equity securities. Our CEO believes that the weaknesses did not affect the reporting or disclosure in our annual or quarterly reports due to controls put in place during the current quarter and compensating controls, such as the detailed review of these areas subsequent to the time at which the agreements were entered into and during the preparation of our quarterly and annual reports.

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

      o     We intend to hire a CFO

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

--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION

Item 2     Changes in Securities

During the quarter ending March 31, 2006, the Company issued 312, 500 shares for services rendered.

The Company did not sell any unregistered securities for the three months ended March 31, 2006:

The Company issued 500,000 shares to CAMOFI Masters LDC. In accordance with the terms of the $300,000 loan. The Company issued 300,000 warrants with an exercise price of $0.33 to CAMOFI Masters LDC. In accordance with the terms of the $300,000 loan.

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

--------------------------------------------------------------------------------

(1) Denotes previously filed exhibits: filed on January 7, 2000 with 3045 Corporation's Form SB-2 registration statement, file # 333-94265.

(2) Denotes previously filed exhibits: filed on May 30, 2003 with Liska Biometry, Inc.'s Form 10-KSB for the period ended December 31, 2001.

We hereby incorporate the following additional documents by reference: our (a) our Form 10-KSB for the year ended December 31st, 2005, which was filed on April 21st, 2006; for the year ended December 31, 2004 which was filed on April 21, 2005, December 31, 2003, which was filed on April 7, 2004, for the year, ended December 31, 2002, which was filed on July 28, 2003; and for the year, ended December 31, 2001 which was filed on May 30, 2003; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on January 7, 2000 and amended on February 8, 2000, March 1, 2000, March 14, 2000, April 3, 2000, and April 4, 2000; (c) our Forms 10-QSB for the periods ended March 31, 2005 which was filed on May 15, 2005; September 30, 2004 which was filed on November 15, 2004; June 30, 2004 which was filed on August 16, 2004; March 31, 2004 which was filed on May 19, 2004; September 30, 2003 which was filed on November 14, 2003; June 30, 2003 which was filed on August 15, 2003; March 31, 2003 which was filed on August 15, 2003; September 30, 2002 which was filed on July 28, 2003; June 30, 2002 which was filed on May 30, 2003; March 31, 2002 which was filed on May 30, 2002; June 30, 2001 which was filed on April 4, 2002; September 30, 2001 which was filed on April 4, 2002; March 31, 2001 which was filed on May 21, 2001; August 31, 2000 which was filed on September 15, 2000; May 31, 2000 which was filed on June 20, 2000; and February 29, 2000 which was filed on April 14, 2000.

--------------------------------------------------------------------------------
SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LISKA BIOMETRY, INC.

                                                Dated: May 22nd, 2006

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