Form 10QSB
period 2006-06-30
LISKA BIOMETRY INC
filed 2006-09-07
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


                              LISKA BIOMETRY, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                         06-1562447
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                            100 Main Street Suite 230
                           Dover, New Hampshire, 03082
                    (Address of principal executive offices)

                                1 (877) 775-4752
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 69,796,869 shares of Common Stock, as of September 6, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              LISKA BIOMETRY, INC.

                                      INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements:

         Balance Sheet as of June 30, 2006 (unaudited)                         1

         Consolidated Statements of Operations for the Three Months            2
         and Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)

         Consolidated Statements of Cash Flows for the Six Months Ended        3
         June 30, 2006 and June 30, 2005. (unaudited)

         Notes to Unaudited Financial Statements                               4

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              14

PART II.  OTHER INFORMATION                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 6.  Exhibits                                                             16

Signature Page                                                                17

Liska Biometry, Inc.

Consolidated Balance Sheet
as of June 30, 2006
(Unaudited)

Assets

Current assets:
    Cash                                                           $    573,494
    Restricted cash                                                   2,356,700
    Trade accounts receivable                                           224,865
    Due from seller                                                     297,237
    Inventory                                                           985,307
    Other current assets                                                 66,639
                                                                   ------------
         Total Current Assets                                         4,504,242
                                                                   ------------
Fixed assets, net                                                       677,926
Goodwill                                                              6,209,525
Deferred financing costs, net                                           294,100
Note receivable                                                         125,000
Other non-current assets                                                 50,862
                                                                   ------------

                                                                   $ 11,861,655
                                                                   ============

Liabilities and stockholders' equity

Current liabilities:
   Bank overdraft                                                  $     17,813
   Accounts payable & accrued expenses                                1,650,662
   Notes payable, net of discount                                       250,000
   Current portion of long-term debt                                    740,741
   Due to investors                                                     706,667
   Derivative liabilities                                             2,241,116
   Other current liabilities                                             80,482
                                                                   ------------
          Total current liabilities                                   5,687,481
                                                                   ------------

Long-term debt, less current portion (net of discount of
$1,998,882)                                                           2,260,377
                                                                   ------------
          Total liabilities                                           7,947,858
                                                                   ------------

Stockholders' equity:
   Preferred stock, no par value,
      10,000,000 shares authorized, none outstanding
   Common stock, no par value,
      100,000,000 shares authorized,
        65,343,869 shares issued and outstanding                     17,152,722
   Receivable for common stock                                       (1,375,000)
   Additional paid in capital                                         1,016,834
  (Deficit) accumulated (12,802,728)
                                                                   ------------
                                                                      3,991,828
  Other comprehensive income:
    Currency translation adjustment                                     (78,031)
                                                                   ------------
          Total stockholders' equity                                  3,913,797
                                                                   ------------

                                                                   $ 11,861,655
                                                                   ============


See the accompanying notes to the consolidated financial statements.

Liska Biometry, Inc.

Consolidated Statements of Operations
for the Three Months and Six Months Ended
June 30, 2006 and 2005,
(Unaudited)

                                                    Three months   Three months    Six months      Six months
                                                        Ended         Ended          Ended           Ended
                                                      June 30,       June 30,       June 30,        June 30,
                                                        2006           2005           2006            2005
                                                   ------------    ------------    ------------    ------------
Sales                                              $    751,449    $         --    $    751,449    $         --

Cost of goods sold                                      537,857              --         537,857              --
                                                   ------------    ------------    ------------    ------------

Gross profit                                            213,592              --         213,592              --
                                                   ------------    ------------    ------------    ------------

Operating expenses:
     Non cash stock compensation                        353,500         464,317         432,250         756,462
   Selling, general and administrative expenses         546,196         280,090         979,088         580,071
                                                   ------------    ------------    ------------    ------------
                                                        899,696         744,407       1,411,338       1,336,533
                                                   ------------    ------------    ------------    ------------

(Loss) from operations                                 (686,104)       (744,407)     (1,197,746)     (1,336,533)
                                                   ------------    ------------    ------------    ------------

Other income (expense):

   Interest (expense)                                   (48,056)             --         (53,425)             --

   Amortization of debt discount                       (242,491)             --        (398,245)             --

   Change in value of derivative liabilities           (177,620)             --        (177,620)             --
                                                   ------------    ------------    ------------    ------------

                                                       (468,167)             --        (629,290)             --
                                                   ------------    ------------    ------------    ------------

(Loss) before taxes                                  (1,154,271)       (744,407)     (1,827,036)     (1,336,533)

Income tax expense

   Current                                               33,447              --          33,447              --

   Deferred                                                  --              --              --              --
                                                   ------------    ------------    ------------    ------------

                                                         33,447              --          33,447              --
                                                   ------------    ------------    ------------    ------------

Net (loss)                                           (1,187,718)       (744,407)     (1,860,483)     (1,336,533)

Comprehensive income:
   Currency translation adjustment                      (34,711)         (2,665)        (48,669)         (6,268)
                                                   ------------    ------------    ------------    ------------

Comprehensive (loss)                               $ (1,222,429)   $   (747,072)   $ (1,909,152)   $ (1,342,801)
                                                   ============    ============    ============    ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding                46,442,156      26,105,568      41,035,374      25,030,059
                                                   ============    ============    ============    ============
  Net (loss) per share                             $      (0.02)   $      (0.03)   $      (0.04)   $      (0.05)
                                                   ============    ============    ============    ============



See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.

                     Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2006 and 2005,

                                  (Unaudited)

                                                      Six Months    Six Months
                                                        Ended         Ended
                                                      June 30,       June 30,
                                                        2006           2005
                                                     -----------    -----------
Cash flows from operating activities:

Net cash (used in) operating activities              $(1,204,205)   $  (454,390)
                                                     -----------    -----------

Cash flows from investing activities:
  Cash paid for acquisitions                          (1,516,000)
  Net cash in acquired companies                         169,675
  Deposit on acquisition                                 100,000             --
  Note receivable                                       (125,000)
  Purchase of fixed assets                                    --        (44,157)
                                                     -----------    -----------
Net cash (used in) investing activities               (1,371,325)       (44,157)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from convertible notes                      5,000,000             --
  Proceeds allocated to restricted cash               (2,356,700)            --
  Common shares issued and subscriptions for cash        175,000        401,500
  Proceeds from notes payable                            425,000             --
  Repayment of notes payable                            (125,000)            --
  Proceeds (repayment) investor loans                     50,000        (42,552)
                                                     -----------    -----------
Net cash provided by financing activities              3,168,300        358,948
                                                     -----------    -----------

Net increase (decrease) in cash                          592,770       (139,599)

Effect of currency translation on cash                   (52,991)            --

Beginning - cash balance                                  33,715        245,641
                                                     -----------    -----------

Ending - cash balance                                $   573,494    $   106,042
                                                     ===========    ===========

Supplemental cash flow information:
  Cash paid for income taxes                         $        --    $        --
                                                     ===========    ===========
  Cash paid for interest                             $        --    $        --
                                                     ===========    ===========


See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited consolidated financial statements of Liska Biometry, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the two years then ended, and the period from inception (August 1, 2000) to December 31, 2005, including notes thereto included in the Company's Form 10-KSB. Through June 5,2006 the company was considered a development stage company, as per footnote 9, the company has commenced its planned operations.

Consolidation: On June 1, 2006 Liska Biometry, Inc. and Digital Card Systems merged. On June 5, 2006 the company acquired substantially all of the operating assets of Markow Photo Properties in Phoenix Arizona, consisting of the companies Al-Cor Identification Systems, Colormark Inc. and Photomark Inc. The Phoenix location will serve as the operations center for Liska Biometry, Inc. in the United States. We intend to optimize the core competencies of ID System sales, retail sales, service, support, national and international distribution to support the entire corporation in the US and abroad over this period. Our Sr. Vice President of Operations will relocate to Phoenix to plan and implement the activities and systems required for consolidated domestic and international operations and growth


Inventory: Inventory is valued at the lower of cost or market on a first in first out basis and is comprised of primarily finished goods.

Contract Revenue: Software Related Services - Software related services include services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As these services are essential to provide the required functionality, revenue from these arrangements is recognized in accordance Statement of Position (SOP) 81-1, "Accounting for Certain Construction Type and Certain Production Type Contracts, using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

For contracts of shorter duration, revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize revenue, the following criteria must be met:

      o     Signed agreement -- The agreement must be signed by the customer.

      o Fixed Fee -- The signed agreement must specify the fees to be received for the services.

      o Delivery has occurred -- Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

      o Collectibility is probable -- The Company conducts a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. Collections are monitored over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.


Due from Seller: As of June 5, 2006 the company's bank account for Liska Imaging was not operating properly, as such Markow Photo Properties ran transactions through their bank account to keep the operation running smoothly, as such certain accounts receivable and payable belonged to the new subsidiary. As of June 30, 2006 The net receivable was $297,237.

Due to Investors: As per the definitive agreement the Company assumed the liabilities of DCS and its subsidiaries, as such there were certain loans made by the founders of DCS to the entity which accounts for $592,667 of the due to investors. There is no amortization schedule nor does interest accrue on the loans made by founders.

Foreign Currency Translation: The Company maintains its accounts in United States dollars, in Canadian dollars for Canadian-based subsidiaries, and in Euros for our German subsidiaries. The financial statements have been translated into United States dollars in accordance with SFAS. No. 52, Foreign Currency Translation.

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies are recognized in statement of operations.

Goodwill: Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit's goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit's goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess

Derivative Financial Instruments. In connection with the sale of debt or equity instruments, the Company may sell warrants to purchase common stock. The Company may also issue warrants to non-employees in connection with consulting or other services they provide. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability.

The Company reviews the terms of convertible debt, if any, and equity instruments, to determine whether there are embedded derivative financial instruments, including the embedded conversion rights that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative financial instrument, including the conversion right, that is required to be bifurcated, the bifurcated derivative financial instruments are accounted for as a single, compound derivative financial instrument.

In connection with the issue of convertible debt (see Note 5) in 2006, the Company issued freestanding Warrants and a right to receive shares of common stock (the embedded conversion feature). Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company is required to account for these freestanding Warrants as derivative liabilities, rather than as equity. In these cases, the Company deducts the initial fair value of the derivative financial instrument from the proceeds of sales of the convertible debt, resulting in the debt being recorded as a discount. This discount is then amortized over the life of the debt, using the effective interest method.

The identification of, and accounting for, derivative financial instruments is extremely complex. Derivative financial instruments are initially measured at their fair value. The Company's derivative liabilities are re-valued at each reporting date, with changes in the estimated fair value reported as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion options that are accounted for as derivative liabilities, the Company determines the fair value of these instruments using the Cox-Ross-Rubinstein binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of its common stock price over the life of the instrument based upon certain historical measurements. The identification of, and accounting for, derivative financial instruments and the assumptions used to value them can significantly affect the Company's financial statements.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company does do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Stock Option Plans. Effective January 1, 2006, the Company implemented SFAS 123, "Accounting for Stock-Based Compensation," requiring the Company to provide compensation costs for the Company's stock option plans determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company's stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Fair Value of Financial Instruments. SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, restricted cash, trade receivables, accounts payable, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt approximates fair values of similar debt instruments.

(2)      BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2006, and the period from inception to June 30, 2006, the Company incurred net losses of $1,860,483 and $12,802,728 respectively and has a working capital deficit of $1,183,239 at June 30, 2006.

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

(3)       NOTE RECEIVABLE

The note receivable represents a loan to Sogedex of Paris, France denominated as 100,000 Euros. The note receivable bears interest at 4.5%. The note is convertible into common stock of Sogedex. In connection with the loan, the Company also received an option to purchase 80% of the outstanding stock of Sogedex for approximately 2,400,000 Euros. The initial term of the option expired on July 31 2006, but can be extended through December 31, 2006 by providing additional funds to Sogedex in the amount of 200,000 Euros. If the note is not converted into Sogedex common stock or the option to purchase additional stock is not exercised, the note is due in 20 quarterly installments commencing in 2007 and ending in 2012. As of September 6, 2006 the Company has not provided the additional funds to extend the note, however the Company does plan to extend the option to purchase Sogedex.

(4)      NOTES PAYABLE

In February, 2006, a bridge loan of $300,000 was received from CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC ("CAMOFI"). The note bears interest at 8% and was originally due on April 30, 2006. The CAMOFI bridge loan was secured by the assets of the Company and by a pledge of 3,300,000 shares of the Company's common stock owned by the Company's president. As additional consideration for the loan, the Company issued 500,000 shares of common stock and 300,000 warrants. The Company has valued the stock at $150,000 which was recorded as additional paid in capital and debt discount. The Company has valued the warrants at $83,631 using the Black Scholes option pricing model and recorded the amount as additional paid in capital and debt discount. The aggregate debt discount of $233,631 was amortized to interest expense over the three-month term of the loan. On April 30, 2006, the Company extended the term of the note to July 31st by issuing 833,333 shares of common stock, which were valued at $150,000, based upon the market value of the common stock on April 30. The Company will amortize the cost of $150,000 to interest expense over the three month term of the extension.

(5)  LONG-TERM DEBT AND DERIVATIVE LIABILITIES


On June 5, 2006, the Company entered into a long term financing arrangement with CAMOFI. Under the arrangement, Liska issued CAMOFI two convertible promissory notes, one for $3,000,000 and a second for $2,000,000 (collectively "Convertible Notes"). The Convertible Notes will each mature on May 31, 2009. The Convertible Notes bear an interest rate of 10% per annum. The Convertible Notes are convertible into shares of Liska common stock at $0.40 per share and $0.60 per share respectively. Liska granted to CAMOFI a priority security interest in our assets. Terms of the Convertible Notes further require a certain portion of the proceeds be placed in an escrow account pending satisfaction of certain conditions. As of June 30, 2006, $2,356,700 was held in escrow.


In addition to the Convertible Notes and pursuant to the financing arrangement, Liska issued CAMOFI Master LDC a warrant to purchase up to 12,500,000 shares of our common stock ("Warrant"). The Warrant has a five year term and an exercise price of $0.40 per share.


The Company has agreed to use its best efforts to register the shares of common stock underlying the Convertible Notes and the Warrant. The company must file the registration statement within 90 days and become effective 180 days, in addition the company must maintain effectiveness of the registration statement. In the event that these requirements are not met the company is required to pay penalties of 1.5% per month of the face value of the notes. The company is presently negotiating with lender in regard to these requirements.

Under applicable accounting rules, the Company accounted for the Convertible Notes and Warrant using derivative instrument accounting. The derivative accounting was required by certain provisions in the financing documents which provided for adjustments in the amount of common stock which could be issued upon conversion of the derivative instruments in certain events, as described in Emerging Issue Task Force (EITF) 00-19. Under the relevant provisions in such documents as originally constituted, if the Company issued rights, options or warrants to subscribe for or purchase common stock at a price per share which was less than the conversion or exercise price, the amount of common stock issueable upon conversion of the convertible notes would be adjusted upward under a formula. Further, since the Company has a maximum number of authorized common shares and theoretically might not have sufficient common stock available to satisfy such adjustments, the Company could be forced to settle such adjustments in cash. This possibility, even though remote, required derivative instrument accounting.

In connection with the sale of the Convertible Notes, the Company issued freestanding Warrants and a right to receive common stock (the embedded conversion feature). Although the terms of the Convertible Notes or Warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the Company's control and, accordingly, the Company accounted for these freestanding Warrants and the embedded conversion feature as derivative financial instrument liabilities, rather than as equity.

In addition, the Company agreed that, during the term of the Notes, CAMOFI has the right (at its sole option) to require the Company to issue to CAMOFI additional notes in an aggregate principal amount of up to $2,500,000 on the same terms and conditions (including, without limitation, the same interest rate, conversion price then in effect (using the lowest conversion price of all of the Notes issued pursuant to the Agreement with CAMOFI), proportionate warrant coverage (at the same exercise prices) and amortization schedule. The Company has valued its derivative instrument liability for this Additional Investment Right based on the fair value of the underlying common stock and warrants that may be obtained by CAMOFI if it exercises its Right.

When derivative accounting is required, the Company deducts the fair value of the derivative instrument from the proceeds of sales of the related instrument. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses the Cox-Ross-Rubinstein binomial option pricing model to value the Warrants and the embedded conversion right components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.


In valuing the Warrants and the embedded conversion right components at the time they were issued and at June 30, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the warrants or convertible notes, and an expected volatility of our common stock over the remaining life of the warrants or convertible notes of 50%. The risk-free rates of return used at June 30, 2006, applicable to the remaining life of the Warrants were 5.11% based on constant maturity rates published by the U.S. Federal Reserve.


                                                                      JUNE 30,
DESCRIPTION                                            JUNE 5, 2006   2006
                                                       ------------   ------------

Derivative liability - embedded - Convertible Note 1        262,231        286,916

Derivative liability - embedded - Convertible Note 2         60,288         66,523

Derivative liability - warrants                           1,014,968      1,090,674

Derivative liability - additional investment right          726,010        797,004
                                                       ------------   ------------

Derivative liabilities - total                            2,063,496      2,241,116
                                                       ------------   ------------


Convertible Note 1 - carrying amount                      1,693,183      1,759,268

Convertible Note 2 - carrying amount                      1,243,321      1,241,849
                                                       ------------   ------------

                                                          2,936,504      3,001,118
                                                       ------------   ------------

(6)      STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006, the Company issued a total of 31,202,606 shares of common stock. In connection with the acquisition of DCS (Note 9), 25,000,000 shares of common stock were issued effective June 1, 2006. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

The total includes 1,069,273 previously subscribed shares that were issued pursuant to a Form S-8 filed on December 30, 2005. In private transactions, the Company sold 1,750,000 shares of common stock for cash proceeds of $175,000. The Company also issued 2,050,000 shares for services rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $432,250, all of which was charged to operations during the six months. The Company issued 1,333,333 shares as additional consideration pursuant to the note payable agreement with CAMOFI (see note 4). The aggregate value of these shares was $300,000 (based upon quoted market value on the loan agreement date).

During the six months ended June 30, 2006, the Company issued 300,000 warrants as additional consideration pursuant to the note payable agreement with CAMOFI (see note 4). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.33 and all warrants expire on July 31, 2009.

During the six months ended June 30, 2006, the Company did not issue any stock options.

The following table summarizes information about fixed-price stock options at June 30, 2006:

                               Outstanding
                 Weighted       Weighted       Weighted-
                  Average        Average        Average             Exercisable
Exercise           Number      Contractual     Exercise        Number        Exercise
 Prices         Outstanding        Life          Price       Exercisable        Price
                ------------   ------------   ------------   ------------   ------------
$.32                 295,000       10 years   $        .32             --   $        .32
$.39                 650,000       10 years   $        .39             --   $        .39
$.61                  30,000       10 years   $        .61             --   $        .61
$.64                 350,000        9 years   $        .64        350,000   $        .65

(7)      EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation. During the period ending June 30, 2006, common stock equivalents of 14,125,000 warrants and options were excluded because they would have been anti-dilutive.

(8)      COMMITMENTS AND CONTINGENCIES

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

At June 30, 2006 the Company had entered into consulting contracts of varying terms ending from August through November 2006 with various employees and consultants for varying fees depending upon services rendered.

(9)       ACQUISITION OF DIGITAL CARD SYSTEMS AND MARKOW PHOTO PROPERTIES

Effective June 1, 2006, the Company acquired all of the outstanding equity interests of Digital Card Systems, Inc., a Delaware corporation, and its affiliates, DCS Europe, Inc., and Cosmo ID GmbH.(collectively "DCS"). The aggregate consideration to the DCS shareholders was 25,000,000 shares of common stock. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

With offices in Boston and Germany., DCS is a developer of security and ID management solutions for government credentials including passports, driver's licenses, voter cards, national IDs, military and police IDs, and commercial IDs for hospitals, private industry, schools and airports.

DCS has sophisticated .NET software positioned as "middleware", which incorporates digital imaging, biometrics, smart chips, and related proprietary capture and output hardware to offer full security ID solutions that comply with the latest ISO and ICAO standards. DCS develops programs which integrate and optimize fingerprint and facial recognition algorithms with smart chips and 2D bar codes, and from its German office presents smart chip seminars and conferences for government and industry. The acquisition of DCS will provide significant international growth opportunities and further diversification of product and service offerings.

The aggregate purchase price of DCS was determined to be $5,000,000, based upon the issuance of 25,000,000 shares of Liska common stock valued at the average trading price during the four day period commencing two days before the merger. The operating results of DCS are included in the consolidated results commencing on June 1, 2006.

Effective June 5, 2006, DCS acquired certain operating properties, this was limited to the capital equipment and inventory, of Markow Photo Properties, Inc., an Arizona corporation ("Markow"). The acquired assets were placed into a new wholly owned subsidiary called Liska Imaging,. Liska Imaging, Inc, is a Phoenix-based provider of all major aspects of the Identity Management market. Comprised of Al-Cor Identification Systems, Colormark In., and Photomark, Inc.

Al-Cor Identification Systems sells Identification Management solutions to Arizona and Nevada organizations including regional and state education systems, law enforcement, and small and large corporations. These solutions include hardware for image and information capture, database management, credential design and printing, and supplies for continued support of solutions sold.

Photomark Inc. sells and services photographic equipment for the professional and high-end consumer focusing retail operations on the sales of brand-name cameras, software and photographic accessories. Photomark also provides seminars and classes on all aspects of the photographic arts.

Colormark Inc. is focused on the processing of images, both digital and analog, and the printing of these images on a variety of materials from simple photographic paper to specialty papers to canvas in small and very large format. The company serves the consumer and business markets with customers ranging from households to national restaurant chains requiring high quality images for menu boards, banners and signs.

The acquisition of Markow will significantly expand the Company's range of biometric and secure identity solutions and provide extensive domestic growth opportunities.

The purchase price of Markow was cash consideration of $1,516,000. The source of financing was the $5,000,000 Convertible Note arrangement with CAMOFI (See Note
5). The results of operations of Markow are included in the Company's consolidated results commencing June 5, 2006.

The Company has allocated the aggregate purchase prices of the DCS and Markow acquisitions to the assets acquired and liabilities assumed at estimated fair values. The allocation process has not been completed and the amounts presented below are subject to future revision, which may include potential charges to the statement of operations. The excess of the aggregate purchase price over the net amounts allocated to the fair values of assets acquired and liabilities assumed is recorded as goodwill.

Purchase Price Allocation

        Current assets                  $ 1,945,475
        Property, plant and equipment       595,000
        Goodwill                          6,209,525
        Liabilities assumed              (2,234,000)

                                        -----------
        Total purchase price            $ 6,516,000
                                        ===========

Pro-forma Results

The following unaudited pro-forma financial information presents the combined results of operations of the Company and DCS and Markow as if the acquisitions had occurred on January 1, 2006 and 2005, respectively. The pro-forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations or financial condition.


                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE                        JUNE
                                                 30,                         30,
                                         2006           2005          2006       2005
                                       ----------    ----------    ----------    ----------
Revenues ($000)                        $    2,721    $    2,496    $    4,974    $    4,865
Net (loss) ($000)                      $   (1,187)   $     (997)   $   (2,269)   $   (1,974)
(Loss) per share - basic and diluted   $    (0.02)   $    (0.02)   $    (0.04)   $    (0.04)


Adjustments to historical results that were used to prepare the pro-forma results include an increase in the number of weighted average shares outstanding consistent with the 25,000,000 shares issued to the DCS shareholders and an increase in interest expense consistent with the Convertible Note arrangement. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the merger, and are not necessarily indicative of the actual consolidated results of operations had the merger occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

(10) SEGMENT INFORMATION:

As of and for the six months ended June 30, 2006
OPERATING SEGMENTS                                        and for the six months
  SALES                                                   ended June 30, 2006
  Liska Corporate                                         $              --
  Liska Imaging                                           $         627,561
  DCS Group                                               $              --
  DCS Europe                                              $         100,343
  Cosmo Id Gmbh                                           $          23,545

  Consolidated Total                                      $         751,449

  NET INCOME (LOSS)
  Liska Corporate                                         $      (1,759,424)
  Liska Imaging                                           $          19,484
  DCS Group                                               $         (81,762)
  DCS Europe                                              $         (44,063)
  Cosmo Id Gmbh                                           $           5,282

  Consolidated Total                                      $      (1,860,483)


  FIXED ASSETS, GROSS
  Liska Corporate                                         $          68,214
  Liska Imaging                                           $         591,000
  DCS Group                                               $           2,540
  DCS Europe                                              $          21,084
  Cosmo Id Gmbh                                           $          21,958

  Consolidated Total                                      $         704,796

  GEOGRAPHIC SEGMENTS
  Geographic Sales
  USA/CAN                                                 $         627,561
  Europe/other                                            $         123,888

  Total                                                   $         751,449


(11)     SUBSEQUENT EVENTS

On July 31, 2006 the Company extended its bridge note with CAMOFI MASTERS LDC as such the note is due on or before October 31, 2006. As consideration for the extension the Company issued 1,500,000 shares of its common stock, these shares were valued at $255,000, ($0.17 per share, the closing price on July 31, 2006). The $255,000 will be amortized over the three month term of the extension

From July 1, 2006 to date, the Company issued an additional 2,953,000 to various employees, consultants and professionals for services rendered.

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the first six months of 2006. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

PLAN OF OPERATIONS

We plan to complete our current Plan of Operations over a period of six to 12 months. At the present time we do not have sufficient cash resources to complete our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of developing fingerprint encoding and authentication technology. Therefore, full implementation of our Plan of Operations is contingent upon receiving adequate financing to meet the remaining costs of estimated at $1,883,500. At present the company does have $2,356,700 in restricted cash, which will be released by meeting certain criteria. Additionally the company acquired two operating businesses, the company, based on historical results, assumes that these acquisitions will help to finance the plan of operations.

These operations and description of these businesses are as follows: Effective June 1, 2006, the Company acquired all of the outstanding equity interests of Digital Card Systems, Inc., a Delaware corporation, and its affiliates, DCS Europe, Inc., and Cosmo ID GmbH.(collectively "DCS"). The aggregate consideration to the DCS shareholders was 25,000,000 shares of common stock. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

With offices in Boston and Germany., DCS is a developer of security and ID management solutions for government credentials including passports, driver's licenses, voter cards, national IDs, military and police IDs, and commercial IDs for hospitals, private industry, schools and airports.

DCS has sophisticated .NET software positioned as "middleware", which incorporates digital imaging, biometrics, smart chips, and related proprietary capture and output hardware to offer full security ID solutions that comply with the latest ISO and ICAO standards. DCS develops programs which integrate and optimize fingerprint and facial recognition algorithms with smart chips and 2D bar codes, and from its German office presents smart chip seminars and conferences for government and industry. The acquisition of DCS will provide significant international growth opportunities and further diversification of product and service offerings.

Effective June 5, 2006, DCS acquired certain operating properties, this was limited to the capital equipment and inventory, of Markow Photo Properties, Inc., an Arizona corporation ("Markow"). The acquired assets were placed into a new wholly owned subsidiary called Liska Imaging,. Liska Imaging, Inc, is a Phoenix-based provider of all major aspects of the Identity Management market. Comprised of Al-Cor Identification Systems, Colormark Inc., and Photomark, Inc.

Al-Cor Identification Systems sells Identification Management solutions to Arizona and Nevada organizations including regional and state education systems, law enforcement, and small and large corporations. These solutions include hardware for image and information capture, database management, credential design and printing, and supplies for continued support of solutions sold.

Photomark Inc. sells and services photographic equipment for the professional and high-end consumer focusing retail operations on the sales of brand-name cameras, software and photographic accessories. Photomark also provides seminars and classes on all aspects of the photographic arts.

Colormark Inc. is focused on the processing of images, both digital and analog, and the printing of these images on a variety of materials from simple photographic paper to specialty papers to canvas in small and very large format. The company serves the consumer and business markets with customers ranging from households to national restaurant chains requiring high quality images for menu boards, banners and signs.

The acquisition of Markow will significantly expand the Company's range of biometric and secure identity solutions and provide extensive domestic growth opportunities.

Our estimates of the estimated costs and timing set forth in our plan of operations are based upon the experience of our management. Although we believe our estimates are reasonable, unexpected circumstances, such as difficulties in fielding and testing our software products, could increase the costs and timeliness of getting our products ready for marketing. The actual results may therefore differ from our estimates.


OUR PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS:

CONSOLIDATING OPERATIONS

On June 1, 2006 Liska Biometry, Inc. and Digital Card Systems merged. On June 5, 2006 the company acquired substantially all of the operating assets of Markow Photo Properties in Phoenix Arizona, consisting of the companies Al-Cor Identification Systems, Colormark Inc. and Photomark Inc. The Phoenix location will serve as the operations center for Liska Biometry, Inc. in the United States. We intend to optimize the core competencies of ID System sales, retail sales, service, support, national and international distribution to support the entire corporation in the US and abroad over this period. Our Sr. Vice President of Operations will relocate to Phoenix to plan and implement the activities and systems required for consolidated domestic and international operations and growth.

SOFTWARE DEVELOPMENT

The merger of Liska Biometry, Inc. and Digital Card Systems has brought complimentary software subsystems together that we believe form a marketable product offering for existing Digital Card Systems and Al-Cor ID Systems customers, as well as with new customers we intend to pursue. A structured software development methodology has been defined and, upon application for all software development across the merged companies, we believe will increase efficiency and reduce time to market and costs under the leadership of our Chief Technology Officer. During this period the biometric software developed by Liska Biometry, Inc. and the ID card and passport software developed by Digital Card Systems are intended to be integrated, tested and fielded.


GENERAL & ADMINISTRATIVE EXPENSES


We intend to expend funds for general and administrative expenses such as: insurance expense, payroll tax, rent expense, legal expenses, professional fees, telephony and internet access, supply chain management, travel & entertainment, payroll expenses, professional fees and offices expenses. We have merged the companies and are centralizing corporate management in New Hampshire and are focusing all engineering personnel on product development and release.

The remaining estimated annual costs associated with these expenditures is approximately $625,000.

MARKETING AND SALES GROWTH

We believe that our merged and acquired companies will bring an expertise and an existing customer base to the corporation allowing us to focus new product introduction and upgrades in existing, well established and well understood markets. Through this period we plan to have fielded and tested a total ID management solution, from enrollment to ID card printing, including biometrics and best-in-class software, although there can be no assurance that we will successfully or timely do so. Our marketing activity is intended to be centered on three focused, core activities:

      o Continuing to serve and grow each company's traditional markets with existing products and services while introducing the new capabilities of the corporation;

      o Marketing our newly developed and integrated solutions to new customers in established and new territories; and

      o The printing of an Al-Cor ID products catalog and its distribution across the US, and an associated WWW catalog offering the same products.


The existing markets on which we will continue to focus our expanding efforts:

      o Arizona and Las Vegas ID Management markets, and expanding our markets outward; and
      o     International drivers license, passport and other ID-based markets.

We plan to market any new solution across the US and internationally by a growing sales organization, as well as by distributors and resellers.


The annual cost associated with this marketing effort is approximately $555,000.

SUMMARY OF ESTIMATED COSTS

CEO                                            $      50,000
CFO/President                                         90,000
Capital Expenditures                                  84,500
Sr. VP Operations 90,000
VP Global Solutions                                   80,000
Chief Software Architect                              64,500
Chief Engineer                                        64,500
R&D Engineer                                          60,000
Administration Manager                                40,000
Director of Business Development                      80,000
Marketing Effort                                     555,000
General & Administrative                             625,000
TOTAL                                          $   1,883,500

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2005 and only $751,449 to date in Fiscal Year 2006 in connection with our business plan of developing and selling identification solutions. Our losses are expected to continue, principally as a result of our estimated expenditures of $1,883,500, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 the company had cash resources of $573,494, but has a working capital deficit of $1,183,239. Additionally, the company did not receive any revenues during the Fiscal Year 2005 and realized limited sales to date in Fiscal Year 2006 of $751,449. We do not anticipate obtaining significant revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop a marketable product.

During Fiscal Year 2005 and date in Fiscal Year 2006, our operating expenses have exceeded our revenues, which has been $751,449. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of Operations during the next 12 months and to meet our general operating expenses. If we do not have sufficient working capital to implement our Plan of Operations, we may have to cease operations.

We have no alternative Plan of Operations. In the event that we do not receive financing, if our financing is inadequate or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

      o     Sell or dispose of our assets, if any;\
      o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
      o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
      o File a Certificate of Dissolution with the State of Florida dissolve our corporation and close our business; and
      o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

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

      o     We hired a CFO

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

                            PART II OTHER INFORMATION

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending June 30th, 2006, the Company issued 1,737,500 shares for services rendered.

The Company sold 1,750,000 unregistered securities for total proceeds of $175,000 the three months ended June 30, 2006:

                        Description of           Number of
Date of Issuance        Securities               Shares Issued    Purchase Price
                        Issued
5/1/2006                subscription             1,500,000                 $0.10
5/30/2006               subscription               250,000                 $0.10

The Company issued 833,333 shares to CAMOFI Masters LTD. In accordance with the terms of extending the $300,000 loan.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

    (a)   EXHIBITS


          Exhibit No.    Description

               31.1       Section 302 Certification of Chief Executive Officer

               31.2       Section 302 Certification of Chief Financial Officer

               32.1       Section 906 Certification pursuant of Chief Executive
                            Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 6, 2006               LISKA BIOMETRY, INC.


                                        By: /s/ Charles R. Benz
                                            -------------------------------
                                                 Charles R. Benz,
                                                 Chief Executive Officer


                                        By: /s/ Christopher J. LeClerc
                                            -------------------------------
                                                 Christopher J. LeClerc,
                                                 Chief Financial Officer