Form 10QSB
period 2006-09-30
LISKA BIOMETRY INC
filed 2006-11-20
CIK 1102065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006


                              LISKA BIOMETRY, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                          06-1562447
          -------                                          ----------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,578,869 shares of Common Stock, as of November 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              LISKA BIOMETRY, INC.

                                      INDEX

                                                                        Page No.

PART I - Financial Information

Item 1.  Unaudited Financial Statements:

         Balance Sheet as of September 30, 2006 (unaudited)                    1

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 2006 and
         September 30, 2005 (unaudited)                                        2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2006 and September, 2005 (unaudited)              3

         Notes to Unaudited Financial Statements                               4

Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              21

PART II.  Other Information                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 6.  Exhibits                                                             23

Signature Page                                                                24

                              Liska Biometry, Inc.
                           Consolidated Balance Sheet
                            as of September 30, 2006
                                   (Unaudited)

Assets

Current assets:
   Cash                                                          $      474,441
   Restricted cash                                                    2,281,133
   Trade accounts receivable                                            641,907
   Inventory                                                          1,061,120
   Other current assets                                                  49,018
                                                                 --------------
          Total Current Assets                                        4,507,619

Fixed assets, net                                                       668,440
Goodwill of companies acquired                                        6,209,525
Deferred financing costs, net                                           268,900
Note receivable                                                         125,000
Other non-current assets                                                 46,636
                                                                 --------------

                                                                 $   11,826,120
                                                                 ==============

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable & accrued expenses                           $    1,980,944
   Customer advances                                                    162,470
   Notes payable, net of discount of $85,000                            215,000
   Current portion of convertible debt                                1,481,480
   Due to investors                                                     686,000
   Derivative liabilities                                             1,403,348
   Other current liabilities                                            150,000
                                                                 --------------

          Total current liabilities                                   6,079,242

Convertible debt, less current portion and net
  of discount of $1,786,135                                           1,732,385
                                                                 --------------
          Total liabilities                                           7,811,627
                                                                 --------------

Stockholders' equity:
   Preferred stock, no par value,
     10,000,000 shares authorized, none outstanding
   Common stock, no par value,
     100,000,000 shares authorized,
     69,796,869 shares issued and outstanding                        18,015,572
   Receivable for common stock                                       (1,375,000)
   Deferred compensation                                                (75,082)
   Additional paid in capital                                         1,016,834
   (Deficit) accumulated during the development stage               (13,476,331)
                                                                 --------------
                                                                      4,105,993
   Other comprehensive income:
     Currency translation adjustment                                    (91,500)
                                                                 --------------
          Total stockholders' equity                                  4,014,493
                                                                 --------------

                                                                 $   11,826,120
                                                                 ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                      Consolidated Statements of Operations
     for the Three Months and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                     Three months      Three months       Nine months       Nine months
                                                         Ended             Ended             Ended             Ended
                                                       Sept 30,          Sept 30,          Sept 30,          Sept 30,
                                                         2006              2005              2006              2005
                                                    --------------    --------------    --------------    --------------
Sales                                               $    3,220,925    $           --    $    3,972,374    $           --

Cost of goods sold                                       2,181,624                --         2,719,481                --
                                                    --------------    --------------    --------------    --------------

Gross profit                                             1,039,301                --         1,252,893                --
                                                    --------------    --------------    --------------    --------------

Operating expenses:
   Impairment of license                                        --                --                --                --
   Selling, general and administrative expenses -
     Non cash stock compensation                           532,768            59,083           965,018           815,545
   Selling, general and administrative expenses          1,334,505           473,669         2,313,593         1,053,740
                                                    --------------    --------------    --------------    --------------

                                                         1,867,273           532,752         3,278,611         1,869,285
                                                    --------------    --------------    --------------    --------------

(Loss) from operations                                    (827,972)         (532,752)       (2,025,718)       (1,869,285)
                                                    --------------    --------------    --------------    --------------

Other income (expense):
   Other income                                                 --                --                --                --
   Interest (expense)                                     (134,099)               --          (187,524)               --
   Amortization of debt discount                          (432,747)               --          (830,992)               --
   Change in value of derivative liabilities               837,768                --           660,148                --
   Penalty associated with late filing                          --                --                --                --
     of registration statement                            (150,000)               --          (150,000)               --
                                                    --------------    --------------    --------------    --------------

                                                           120,922                --          (508,368)               --
                                                    --------------    --------------    --------------    --------------

Income (loss) before taxes                                (707,050)         (532,752)       (2,534,086)       (1,869,285)
Income tax expense (benefit)
   Current                                                 (33,447)               --                --                --
   Deferred                                                     --                --                --                --
                                                    --------------    --------------    --------------    --------------

                                                           (33,447)               --                --                --
                                                    --------------    --------------    --------------    --------------

Net (loss)                                                (673,603)         (532,752)       (2,534,086)       (1,869,285)
Comprehensive income:
  Currency translation adjustment                          (13,469)           (9,769)          (62,138)          (16,037)
                                                    --------------    --------------    --------------    --------------

Comprehensive (loss)                                $     (687,072)   $     (542,521)   $   (2,596,224)   $   (1,885,322)
                                                    ==============    ==============    ==============    ==============

Per share information - basic and fully diluted:
  Weighted average shares outstanding                   68,415,958        26,058,726        50,162,235        25,376,716
                                                    ==============    ==============    ==============    ==============
  Net (loss) per share                              $        (0.01)   $        (0.02)   $        (0.05)   $        (0.07)
                                                    ==============    ==============    ==============    ==============

      See the accompanying notes to the consolidated financial statements.

                              Liska Biometry, Inc.
                      Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2006 and 2005, and
                                   (Unaudited)

                                                     Nine Months       Nine Months
                                                        Ended             Ended
                                                       Sept 30,          Sept 30,
                                                         2006              2005
                                                    --------------    --------------
Cash flows from operating activities:

Net cash (used in) operating activities             $   (1,365,678)   $     (836,541)

Cash flows from investing activities:
  Cash paid for acquisitions                            (1,516,000)               --
  Net cash in acquired companies                           169,675                --
  Deposit on acquisition                                   100,000                --
  Note receivable                                         (125,000)               --
  Purchase of fixed assets                                      --           (44,322)
                                                    --------------    --------------
Net cash (used in) investing activities                 (1,371,325)          (44,322)
                                                    --------------    --------------

Cash flows from financing activities:
  Proceeds from convertible notes                        5,000,000                --
  Proceeds allocated to restricted cash                 (2,281,133)               --
  Common shares issued and subscriptions for cash          175,000           674,500
  Proceeds from notes payable                              425,000                --
  Repayment of notes payable                              (125,000)               --
  Proceeds (repayment) investor loans                       46,000           (27,552)
                                                    --------------    --------------
Net cash provided by financing activities                3,239,867           646,948
                                                    --------------    --------------

Net increase (decrease) in cash                            502,864          (233,915)

Effect of currency translation on cash                     (62,138)               --

Beginning - cash balance                                    33,715           245,641
                                                    --------------    --------------

Ending - cash balance                               $      474,441    $       11,726
                                                    ==============    ==============

Supplemental cash flow information:
  Cash paid for income taxes                        $           --    $           --
                                                    ==============    ==============
  Cash paid for interest                            $           --    $           --
                                                    ==============    ==============

      See the accompanying notes to the consolidated financial statements.

                              LISKA BIOMETRY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the two years then ended, and the period from inception (August 1, 2000) to December 31, 2005, including notes thereto included in the Company's Form 10-KSB. The company was considered a development stage company through June 5, 2006, when it completed a series of mergers (See footnote 9 - Acquisitions). Effective June 5, 2006, the Company commenced its planned operations.

Consolidation. On June 1, 2006 Liska Biometry, Inc. and Digital Card Systems merged. On June 5, 2006 the company acquired substantially all of the operating assets of Markow Photo Properties in Phoenix, Arizona, consisting of the companies Al-Cor Identification Systems, Colormark Inc. and Photomark Inc. The Phoenix location will serve as the operations center for Liska Biometry, Inc. in the United States. We intend to optimize the core competencies of ID System sales, retail sales, service, support, national and international distribution to support the entire corporation in the US and abroad.

Inventory. Inventory is valued at the lower of cost or market on a first-in, first-out basis. Substantially all of the inventory is comprised of finished goods.

Contract Revenue. Software Related Services - Software related services include services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As these services are essential to provide the required functionality, revenue from these arrangements is recognized in accordance Statement of Position (SOP) 81-1, "Accounting for Certain Construction Type and Certain Production Type Contracts, using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

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

Due to Investors. Due to investors includes certain loans made by the founders of DCS to the entity before the merger with Liska Biometry. Under the terms of the definitive agreement, the Company assumed the liabilities of DCS and its subsidiaries, including the loans made by the founders of DCS. The DCS loans aggregated $576,000 as of September 30, 2006. The remainder of the balance in due to investors represents loans to Liska provided by certain officers, directors, and employees. The amounts due to investors do not bear interest and do not have any scheduled repayment terms.

Foreign Currency Translation. The Company maintains its accounts in United States dollars for US operations, in Canadian dollars for Canadian-based subsidiaries, and in Euros for German-based subsidiaries. The financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation.

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies are recognized in statement of operations.

Goodwill. Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit's goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit's goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

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

In connection with the issue of convertible debt (see Note 5) in 2006, the Company issued freestanding Warrants and a right to receive shares of common stock (the embedded conversion feature). Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company is required to account for these freestanding Warrants as derivative liabilities, rather than as equity. In these cases, the Company deducts the initial fair value of the derivative financial instrument from the proceeds of sales of the convertible debt, resulting in the debt being recorded at a discount. This discount is then amortized over the life of the debt, using the effective interest method.

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

Fair Value of Financial Instruments. SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, restricted cash, trade accounts receivables, accounts payable, accrued expenses, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt approximates fair values of similar debt instruments.

(2)   Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2006. The Company incurred a net loss of $2,534,086 and has a working capital deficit of $1,571,623 at September 30, 2006.

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

(3)   Note Receivable

The note receivable represents a loan to Sogedex of Paris, France denominated as 100,000 Euros. The note receivable bears interest at 4.5%. The note is convertible into common stock of Sogedex. In connection with the loan, the Company also received an option to purchase 80% of the outstanding stock of Sogedex for approximately 2,400,000 Euros. The initial term of the option expired on July 31, 2006, but can be extended through December 31, 2006 by providing additional funds to Sogedex in the amount of 200,000 Euros. If the note is not converted into Sogedex common stock or the option to purchase additional stock is not exercised, the note is due in 20 quarterly installments commencing in 2007 and ending in 2012. As of November 10, 2006 the Company has not provided the additional funds to extend the note, however the Company does plan to extend the option to purchase Sogedex.

(4)   Notes Payable

In February 2006, a bridge loan of $300,000 was received from CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC ("CAMOFI"). The note bears interest at 8% and was originally due on April 30, 2006. The CAMOFI bridge loan was secured by the assets of the Company and by a pledge of 3,300,000 shares of the Company's common stock owned by the Company's president. As additional consideration for the loan, the Company issued 500,000 shares of common stock and 300,000 warrants. The Company has valued the stock at $150,000, which was recorded as additional paid in capital and debt discount. The Company has valued the warrants at $83,631 using the Black-Scholes option pricing model and recorded the amount as additional paid in capital and debt discount. The aggregate debt discount of $233,631 was amortized to interest expense over the three-month term of the loan. On April 30, 2006, the Company extended the term of the note to July 31, 2006 by issuing 833,333 shares of common stock, which were valued at $150,000, based upon the market value of the common stock on April 30, 2006. The Company amortized the cost of $150,000 to interest expense over the three month term of the extension. As of July 31, 2006 the company extended the term of the note to October 31, 2006 by issuing 1,500,000 shares of common stock, which were valued at $255,000, based upon the market value of the common stock on July 31, 2006. The company amortized the cost of the $255,000 to interest expense over the three month term of the extension, which resulted in charges of $170,000 during the period ended September 30, 2006. The company is currently negotiating a possible extension and/or other payment options in regard to the bridge financing.

(5)   Long-term Debt and Derivative Liabilities

On June 5, 2006, the Company entered into a long term financing arrangement with CAMOFI. Under the arrangement, Liska issued CAMOFI two convertible promissory notes, one for $3,000,000 and a second for $2,000,000 (collectively "Convertible Notes"). The Convertible Notes will each mature on May 31, 2009. The Convertible Notes bear an interest rate of 10% per annum. The Convertible Notes are convertible into shares of Liska common stock at $0.40 per share and $0.60 per share respectively. Liska granted to CAMOFI a priority security interest in our assets. Terms of the Convertible Notes further require a certain portion of the proceeds be placed in an escrow account pending satisfaction of certain conditions. As of September 30, 2006, $2,000,000 was held in escrow. (The terms of the purchase agreement with Markow also required that the Company deposit certain amounts in an escrow account pending satisfaction of certain conditions. As of September 30, 2006, the amount remaining in that escrow account was $281,133, resulting in total restricted cash balances of $2,281,133.

In addition to the Convertible Notes and pursuant to the financing arrangement, Liska issued CAMOFI Master LDC a warrant to purchase up to 12,500,000 shares of our common stock ("Warrant"). The Warrant has a five year term and an exercise price of $0.40 per share.

The Company has agreed to use its best efforts to register the shares of common stock underlying the Convertible Notes and the Warrant. The company must file the registration statement within 90 days and become effective within 180 days. In addition, the Company must maintain effectiveness of the registration statement. In the event that these requirements are not met the Company is required to pay cash penalties of 1.5% per month of the face value of the notes. The Company was unable to file a registration statement within the prescribed time and has accrued penalties in the amount of $150,000, representing a delinquency of two months as of September 30, 2006. The company is presently negotiating with lender to waive or modify these requirements.

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

In addition, the Company agreed that, during the term of the Notes, CAMOFI has the right (at its sole option) to require the Company to issue to CAMOFI additional notes in an aggregate principal amount of up to $2,500,000 on the same terms and conditions (including, without limitation, the same interest rate, conversion price then in effect (using the lowest conversion price of all of the Notes issued pursuant to the Agreement with CAMOFI), proportionate warrant coverage (at the same exercise prices) and amortization schedule. The Company has valued its derivative instrument liability for this Additional Investment Right based on the fair value of the underlying common stock and warrants that may be obtained by CAMOFI if it exercises its Right

When derivative accounting is required, the Company deducts the fair value of the derivative instrument from the proceeds of sales of the related instrument. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses the Cox-Ross-Rubinstein binomial option pricing model to value the Warrants and the embedded conversion right components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion right components at the time they were issued and at September 30, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the warrants or convertible notes, and an expected volatility of our common stock over the remaining life of the warrants or convertible notes of 50%. The risk-free rates of return used at September 30, 2006, applicable to the remaining life of the Warrants were 5.11% based on constant maturity rates published by the U.S. Federal Reserve.

Description                                               6/06/06       9/30/2006
----------------------------------------------------------------------------------
Derivative liability - embedded - Convertible Note 1        262,231        144,403

Derivative liability - embedded - Convertible Note 2         60,288         28,500

Derivative liability - warrants                           1,014,968        725,576

Derivative liability - additional investment right          726,010        504,869
                                                       ---------------------------

Derivative liabilities - total                            2,063,496      1,403,348
                                                       ---------------------------

Convertible Note 1 - carrying amount                      1,693,183      1,866,354

Convertible Note 2 - carrying amount                      1,243,321      1,347,511
                                                       ---------------------------

                                                          2,936,504      3,213,865
                                                       ---------------------------

(6)   Stockholders' Equity

During the nine months ended September 30, 2006, the Company issued a total of 35,655,606 shares of common stock. In connection with the acquisition of DCS (Note 9), 25,000,000 shares of common stock were issued effective June 1, 2006. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

The total of 35.655,606 also includes 1,069,273 previously subscribed shares that were issued pursuant to a Form S-8 filed on December 30, 2005. In private transactions, the Company sold 1,750,000 shares of common stock for cash proceeds of $175,000. The Company also issued 5,003,000 shares for services rendered pursuant to employment and consulting contracts. The shares were valued at their fair market value of $1,040,100, the allocable portion charged to non-cash compensation expense during the nine months was $965,018, $75,082 was deferred and will be recognized as an expense in future periods. The Company issued 2,833,333 shares as additional consideration pursuant to the note payable agreement with CAMOFI (see note 4). The aggregate value of these shares was $905,000 (based upon quoted market value on the loan agreement date). The value of these shares is being amortized as debt discount over the term of the agreements. As of September 30, 2006, $820,000 had been amortized and a balance of $85,000 remained to be amortized in the fourth quarter.

During the nine months ended September 30, 2006, the Company issued 300,000 warrants as additional consideration pursuant to the note payable agreement with CAMOFI. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.33 and all warrants expire on July 31, 2009.

During the nine months ended September 30, 2006, the Company granted options to purchase 150,000 shares of common stock at an exercise price of $.20. The options were valued at $9,800 using the Black-Scholes pricing model.

The following table summarizes information about fixed-price stock options at September 30, 2006:

                                   Outstanding
                   Weighted         Weighted        Weighted-               Exercisable
                    Average          Average         Average        -----------------------------
  Exercise          Number         Contractual      Exercise          Number          Exercise
   Prices        Outstanding          Life            Price         Exercisable         Price
------------     ------------     ------------     ------------     ------------     ------------
$.20                  150,000         10 years             $.20               --             $.20
$.32                  295,000         10 years             $.32               --             $.32
$.39                  650,000         10 years             $.39               --             $.39
$.61                   30,000         10 years             $.61               --             $.61
$.64                  350,000          9 years             $.64          350,000             $.65

(7)   Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation. During the period ending September 30, 2006, common stock equivalents of 14,125,000 were excluded because they would have been anti-dilutive.

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

At September 30, 2006 the Company had entered into consulting contracts of varying terms ending from October through December, 2006 with various employees and consultants for varying fees depending upon services rendered. The company is committed to paying $9500.00 per month for these services, these payments can be made with cash or equity.

(9)   Acquisition of Digital Card Systems and Markow Photo Properties

Effective June 1, 2006, the Company acquired all of the outstanding equity interests of Digital Card Systems, Inc., a Delaware corporation, and its affiliates, DCS Europe, Inc., and Cosmo ID GmbH (collectively "DCS"). The aggregate consideration paid to the DCS shareholders was 25,000,000 shares of common stock. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

With offices in Boston and Germany, DCS is a developer of security and ID management solutions for government credentials including passports, driver's licenses, voter cards, national IDs, military and police IDs, and commercial IDs for hospitals, private industry, schools and airports.

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

Effective June 5, 2006, DCS acquired certain operating assets (primarily comprised of capital equipment and inventory) of Markow Photo Properties, Inc., an Arizona corporation ("Markow"). The acquired assets were placed into a new wholly owned subsidiary called Liska Imaging, Inc. Liska Imaging is a Phoenix-based provider of all major aspects of the Identity Management market and operates under the trade names of Al-Cor Identification Systems, Colormark Inc., and Photomark, Inc.

Al-Cor Identification Systems sells Identification Management solutions to Arizona and Nevada organizations including regional and state education systems, law enforcement, and small and large corporations. These solutions include hardware for image and information capture, database management, credential design and printing, and supplies for continued support of systems sold.

Photomark Inc. sells and services photographic equipment for the professional and high-end consumer. Its retail operations focus on the sales of brand-name cameras, software and photographic accessories. Photomark also provides seminars and classes on all aspects of the photographic arts.

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

      Purchase Price Allocation

         Current assets                                        $  1,945,475
         Property, plant and equipment                              595,000
         Goodwill                                                 6,209,525
         Liabilities assumed                                     (2,234,000)
                                                               ------------
         Total purchase price                                  $  6,516,000
                                                               ============

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

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                          2006            2005            2006            2005
                                       ----------      ----------      ----------      ----------
Revenues ($000)                        $    3,221      $    2,729      $    8,057      $    7,595
Net (loss) ($000)                      $     (749)     $   (1,231)     $   (3,605)     $   (3,703)
(Loss) per share - basic and diluted   $    (0.01)     $    (0.02)     $    (0.06)     $    (0.07)

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

(10)  Segments and Geographic Information

Prior to the 2006 acquisitions, the Company operated in one segment and all activity was located within the United States and Canada. Effective with the merger, the Company organized itself into three reportable operating segments plus corporate

The following tables present segment and geographic information for the three months and nine months ended September 30, 2006.

LISKA BIOMETRY

SEGMENTS

                                Imaging       Domestic      International                    Combined
                                Systems      ID Systems      ID Systems      Corporate        Total
                             ------------   ------------    ------------   ------------    ------------
Three months
ended September 30, 2006
     Net Sales               $  2,253,014   $     29,696    $    938,215   $         --    $  3,220,925
     Net Earnings (Losses)   $     94,877   $   (290,558)   $    211,869   $   (764,873)   $   (748,685)
     Fixed Assets            $    571,300   $     10,459    $     50,809   $     35,872    $    668,440

Nine months
ended September 30, 2006
     Net Sales               $  2,880,575   $     29,696    $  1,062,103   $         --    $  3,972,374
     Net Earnings (Losses)   $    114,361   $   (372,320)   $    173,088   $ (2,524,297)   $ (2,609,168)
     Fixed Assets            $    571,300   $     10,459    $     50,809   $     35,872    $    668,440

Net Sales and long lived assets can be identified geographically, as follows:

                                           United States       Europe
                                             and Canada       and Other      Combined
                                            ------------    ------------   ------------
Net sales for the three months
ended September 30, 2006                    $  2,282,710    $    938,215   $  3,220,925
Net sales for the nine months
ended September 30, 2006                    $  2,910,271    $  1,062,103   $  3,972,374
Long-lived assets as of 9/30/06             $    617,631    $     50,809   $    668,440

(11)  Subsequent Events

On November 1st, 2006 the company entered into an agreement to receive bridge funding of $200,000. As per the terms of the note the company must pay the note back within 120 days, the annual interest is 12%. In addition the company is to issue 400,000 unregistered shares and 200,000 warrants exercisable at $0.20.

From October 1, 2006 to Date the Company issued an additional 782,000 shares to various consultants for services rendered.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the first nine months of 2006. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management.

PLAN OF OPERATIONS

We plan to complete our current Plan of Operations over a period of six to 12 months. At the present time we do not have sufficient cash resources to complete our Plan of Operations. We have not had sufficient cash resources to conduct our Plan of Operations since we adopted our new business plan of developing fingerprint encoding and authentication technology. Therefore, full implementation of our Plan of Operations is contingent upon receiving adequate financing to meet the remaining costs of estimated at $1,883,500. At present the company does have $2,281,133 in restricted cash, which will be released by meeting certain criteria. Additionally the Company acquired two operating businesses, the Company, based on historical results, assumes that these acquisitions will help to finance the plan of operations.

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

Effective June 5, 2006, DCS acquired certain operating properties, this was limited to the capital equipment and inventory, of Markow Photo Properties, Inc., an Arizona corporation ("Markow"). The acquired assets were placed into a new wholly owned subsidiary called Liska Imaging, Inc. Liska Imaging, Inc, is a Phoenix-based provider of all major aspects of the Identity Management market. Comprised of Al-Cor Identification Systems, Colormark Inc., and Photomark, Inc.

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

The annual cost associated with this marketing effort is approximately $375,000.

SUMMARY OF ESTIMATED COSTS

--------------------------------------------------
CEO                                  $      50,000
CFO/President                               90,000
Capital Expenditures                        75,000
Sr. VP Operations                           90,000
VP Global Solutions                         80,000
Product Engineer                           100,000
VP Gov Sales                                50,000
Administration Manager                      40,000
Marketing effort                           375,000
General &
Administrative                             625,000
TOTAL                                $   1,575,000
--------------------------------------------------

REVENUES

We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". We earned no revenues during Fiscal Year 2005 and $3,972,324 to date in Fiscal Year 2006 in connection with our business plan of developing and selling identification solutions. Our losses are expected to continue, principally as a result of our estimated expenditures of $1,575,000, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 the company had cash resources of $474,441 but has a working capital deficit of $1,571,625.

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

Item 3.  Controls and Procedures

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

                           PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company issued 2,953,000 shares for services .

The Company issued 1,500,000 shares to CAMOFI Masters LTD. In accordance with the terms of extending the $300,000 loan.

Item 6.  Exhibits and Reports on Form 8K

      (a)   Exhibits

            Exhibit No.      Description
            -----------      -----------

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

Dated: November 20, 2006                LISKA BIOMETRY, INC.


                                        By: /s/ Charles R. Benz
                                            ----------------------------
                                            Charles R. Benz,
                                            Chief Executive Officer


                                        By: /s/ Christopher J. LeClerc
                                            ----------------------------
                                            Christopher J. LeClerc,
                                            Chief Financial Officer