Form 10KSB
period 2006-12-31
LISKA BIOMETRY INC
filed 2007-05-21
CIK 1102065

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

LISKA BIOMETRY, INC.
(Exact name of registrant as specified in its charter)

Florida	333-94265	06-1562447
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S Employer Identification No.)

100 Main Street Dover, New Hampshire 03820
(Address of principal executive offices)

1 877 77 LISKA
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $6,226,032

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of May 10, 2007 was approximately $9,900,000, computed by referenced to the average of the high and low sale price on May 10, 2007.

As of May 10, 2007, there were 74,578,869 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

LISKA BIOMETRY, INC.
FORM 10-KSB

For the Fiscal Year Ended December 31, 2006

PART I

FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC").. You can obtain any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL BACKGROUND AND HISTORY

We were incorporated in the State of Florida on October 26, 1999 under the name “3045 Corporation”. In January 2001, we acquired all of the issued and outstanding common shares of H2O International, Inc. from its shareholders, in exchange for 500,042 shares of our common stock (approximately 83% of our issued and outstanding shares after this issuance), so that we could obtain H2O International, Inc.'s licensing rights to a cleaning process technology for large-scale water and fluid treatment, filtering, and storage facilities. In March of 2002 we changed the name to Liska Biometry, Inc.

We were considered a development stage company through June 5, 2006, when we completed a series of mergers. Effective June 5, 2006, we commenced its planned operations. From inception through June 2006, we had no significant revenues and, as a result, we have sustained losses. All of our revenue in 2006 was a result of our acquisitions.

On November 2, 2004, the Company formed and acquired all of the issued and outstanding common shares of a Canadian subsidiary, Liska Biometry (Canada) Inc. That company’s primary purpose is to carry out research and development of the Company’s products and to generate sales in Canada for any resulting products. As of December 31, 2006 the company no longer sustains operations in Canada, additionally the Company has forfeited their security deposit for the leased premises in Canada.

On November 23, 2005 we formed Liska Biometry (Saudi Arabia) to focus on the sale of our products throughout the Middle East.

On June 1, 2006 for 25,000,000 shares of common stock, valued at $5,000,000 based on market value, we acquired Digital Card Systems and all of its subsidiaries through a securities purchase agreement. DCS provided the Company with and international presence, proprietary image capture and a proprietary ID management suite.

On June 5, 2006 we acquired certain assets of Markow Photo Properties of Phoenix, AZ. We paid $1,516,000 to Markow through an asset purchase agreement. The Company acquired inventory and capital equipment. In June 2006 we changed the name of Markow to Liska Imagaing.

Our principal executive offices are currently located at 100 Main Street, Suite 230, Dover NH 03820. Our telephone number at this address is 1 877 77 LISKA.

BUSINESS DEVELOPMENT

Merger with Digital Card Systems, Inc.

On February 13, 2006 Liska Biometry entered into a definitive Share Exchange Agreement with Digital Card Systems, Inc. The agreement provided that upon the terms and subject to the conditions set forth in the Agreement, Liska would acquire all the issued and outstanding shares of DCS in exchange for the issuance of 25 million restricted shares of common stock of Liska, valued at $5,000,000 based on market value.

On June 1, 2006 the Liska and DCS consummated the agreement and the agreement became effective on that date, the date that the Articles of Merger were accepted for filing by the Delaware Secretary of State. The transaction was restructured as a tax-free triangular merger, whereby DCS and two of its subsidiaries became wholly owned subsidiaries of Liska. The agreement provides that the Shares of Common Stock to be received by DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until: (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an option of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

Formation of Liska Imaging Inc., and Acquisition of Markow Photo Properties

On June 5, 2006 Liska Biometry entered into a financing arrangement with CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC. Under the arrangement, Liska issued CAMOFI Master LDC two convertible promissory notes, one for $3,000,000and a second for $2,000,000. The Convertible notes will each mature on May 31, 2009 and bear an interest rate of 10% per annum. In addition to the Convertible Notes and pursuant to the financing arrangement, Liska issued CAMOFI Master LDC a warrant to purchase up to 12,500,000 shares of common stock. The Warrant has a five year term and exercise price of $0.40 per share.

On December 29, 2006 the Company amended and restated its convertible notes with CAMOFI Master LDC in the amount of $3,624,676 which reflected the original note value, outstanding bridge loan and accrued interest due. The amended note will mature on October 31, 2009 and bears interest at 10% per annum. The Convertible Notes are now convertible into shares of Liska common stock at $0.14 per share. Additionally on December 29, 2006 the company amended and restated its’ common stock purchase warrant issued to CAMOFI Master LDC to purchase up to 21,000,000 shares of common stock. The Warrant has an amended exercise price of $0.14 per share.

A portion of the proceeds of this financing were used to acquire Markow Photo Properties, of Phoenix AZ. The balance was used as working capital. A Phoenix-based wholly-owned subsidiary of Liska Biometry, Inc., Liska Imaging, Inc., was formed on June 5, 2006, and the companies previously subsidiary to Markow Photo Properties, were assigned within this company. These companies, Al-Cor ID Systems, Colormark, Inc, and Photomark, Inc., each doing business in Phoenix AZ. Al-Cor ID Systems has a satellite office in Las Vegas, NV.

OVERVIEW

We develop revolutionary fingerprint biometric solutions enabling fast individual authentication, precise identification searches, and cross-platform data interoperability. Our innovative, scalable technology generates a short, repeatable, unique, numerical identifier from an individual's fingerprint. This short number becomes a precise and universal biometric identifier number (BIN(TM)) capable of being embedded in credit cards, driver's licenses, travel documents such as visas and passports, and a host of other personal identification credentials. Liska's innovative technology allows for seamless, integrated identification searches across disparate databases at all levels of government and law enforcement.

Biometric technology is the science involving the identification of individuals through the measurement of distinguishing biological characteristics.

Our fingerprint biometric software solutions enable identification of individuals in large ID management systems and disparate legacy databases. Offerings can be used for:

•	National ID Card Programs

•	Secure Identification Documents (Visas, Passports)

•	Transaction Authentication (ATMs, Credit Cards)

•	Controlled access to secure areas and networks.

Our initial business plan was to develop, manufacture, market and integrate computer-based products and services pertaining to the identification of individuals by employing our fingerprint biometric technology. Our current business plan is to:

•	License our fingerprint biometric software product offering to OEM's, System Integrators and Value Added Resellers; and

•	Develop customized product applications utilizing the Company's core software technology.

Effective June 1, 2006, the Company acquired all of the outstanding equity interests of Digital Card Systems, Inc., a Delaware corporation, and its affiliates, DCS Europe, Inc., and Cosmo ID GmbH (collectively “DCS”). With offices in Boston and Germany, DCS is a developer of security and ID management solutions for government credentials including passports, driver’s licenses, voter cards, national IDs, military and police IDs, and commercial IDs for hospitals, private industry, schools and airports On June 5, 2006 the company acquired substantially all of the operating assets of Markow Photo Properties in Phoenix, Arizona, consisting of the companies Al-Cor Identification Systems, Colormark Inc. and Photomark Inc. The Phoenix location will serve as the operations center for Liska Biometry, Inc. in the United States. We intend to optimize the core competencies of ID System sales, retail sales, service, support, national and international distribution to support the entire corporation in the US and abroad.

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

Civil administrative projects involving national security have been accelerated on a worldwide basis; proper and secure identification is viewed as critical to national defense and homeland security. Several national ID and border control projects, such as US VISIT, utilizing biometrics (e. g. fingerprints, facial and iris recognition, palm prints, voice) to identify citizens and control entry of foreign visitors have already progressed beyond conceptual stages toward contract procurement. Increased public awareness, and indeed demand, for more pervasive security protocols has become one of the biggest drivers of the biometrics industry as a whole. In the face of this strong demand, adoption of biometric technology is hindered by several key factors:

•	inability of current technology to facilitate rapid identification and verification of subjects;

•	The lack of efficient methods to allow data interchange and interoperability; and

•	Strong concerns about privacy, accuracy and data integrity.

TECHNOLOGY

Our revolutionary fingerprint biometric software solutions build on the established fact that every person's fingerprints are unique to that individual. Our technique captures the invariant elements of an individual's fingerprint pattern and generates a short, repeatable but unique fixed length number that represents the measurement of selected invariant elements of the fingerprint. This short, fixed number that the Company terms the "Biometric Identifier Number" (BIN(TM)) can be encrypted and embedded in machine-readable travel documentation such as visas, passports and drivers licenses for one-to-one authentication. Using a BIN(TM) substantially accelerates accurate identification searches against disparate databases such as immigration data repositories and terrorist/law enforcement watch lists. Importantly and critical to all users and the individual, the BIN(TM) cannot be reverse-engineered, and thus an individual's biometric data integrity is kept private and secured.

Utilizing this technology, the Company has developed and continues to develop, software applications and integrated solutions.

DCS has sophisticated .NET software positioned as “middleware”, which incorporates digital imaging, biometrics, smart chips, and related proprietary capture and output hardware to offer full security ID solutions that comply with the latest ISO and ICAO standards. DCS develops programs which integrate and optimize fingerprint and facial recognition algorithms with smart chips and 2D bar codes, and from its German office presents smart chip seminars and conferences for government and industry. The acquisition of DCS will provide significant international growth opportunities and further diversification of product and service offerings.

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

CURRENT PRODUCTS

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

ID Management Hardware, Supplies and Services

As a result of the merger with Data Card Systems and the acquisition of Markow Photo Properties companies in Phoenix AZ, the company now offers ID Card design software, printer hardware, camera hardware and software, accessories and supplies and services to support the sold products. The Company now offers a catalog of products, supplies and services for customers with ID management requirements.

INVESTMENTS

In February 2006, the Company made a loan to Sogedex of Paris, France, a company engaged in the business of making identification and other security-related products, in the aggregate principal amount of 100,000 Euros. The note receivable for this loan bears interest at 4.5% and expires five years from the date of issuance.

In connection with the loan, we also received an option to purchase 80% of the outstanding stock of Sogedex for approximately 2,400,000 Euros. The initial term of the option expired on July 31, 2006, but can be extended through December 31, 2006 by providing additional funds to Sogedex in the amount of 200,000 Euros. If the note is not converted into Sogedex common stock or the option to purchase additional stock is not exercised, the note is due in 20 quarterly installments commencing in 2007 and ending in 2012. As of December 31, 2006 the Company has not provided the additional funds to extend the note, however the Company does plan to extend the option to purchase Sogedex.

CUSTOMERS

The merger and acquisitions activity have brought an existing customer base to Liska Biometry, Inc. Digital Card Systems and Liska Imaging Inc. have a broad range of customers, international and within the United States. These customers reside in focused, key markets within which it is possible to introduce our developing and evolving products ID management solutions. Some of the most notable are:

Departments of State
National and Regional Passport Offices
National and State Departments of Motor Vehicle
State and Private Universities
Regional and Local School Districts
Large corporations
Small businesses

Because our customers potentially include selected national and regional government agencies, there is a risk that we will become dependent upon a few customers.

GEOGRAPHIC MARKETS

As of the date of this Form 10-KSB, we have developed our marketing plan for our ID Management System Software and our biometric fingerprint encoding and authentication business; these markets at present include North America, Europe, Africa, South America, the Middle East and Asia.

TARGET MARKETS

Our target markets include the following:
•	All branches of the United States military;

•	Federal Bureau of Investigation;

•	Office of Homeland Security;

•	Immigration and Naturalization Service;

•	Local police and sheriff's departments;

•	Department of Defense Biometrics Management Office

•	United States Army Communication Electronics Command;

•	National Security Agency;

•	Justice Department Management Office;

•	Airport authorities;

•	State corrections departments;

•	State judiciary departments;

•	Education departments; and

•	State Probation and Parole departments.

•	Corporations with ID Management requirements

•	Financial institutions;

•	Transportation Industry

•	Childcare;

•	Securities and gaming agencies; and

•	Large retail organizations.

MARKETING

As a result of the merger and acquisitions we have developed a marketing program for our biometric software and our developing and evolving ID Management System software. We have marketing and sales personnel dedicated to their geographic locations in the North America, Europe, Africa, Asia and South America.

OPERATIONS

With the acquisition of Markow Photo Properties and the core competency of shipping, receiving and distribution resident within Al-Cor, and considering the totality of our existing revenue is derived from the Liska Imaging Inc. companies in Phoenix AZ, we have relocated our Sr. Vice President of Operations, Jack Lecza, to Phoenix to raise operational efficiencies, prepare the companies for sales and distribution of ever-increasing products and prepare the company for integration of future acquisitions.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS

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

On November 23, 2004, Manoj Hippola, our Chief Financial Officer and Chief Operating Officer, filed, on behalf of the Company, a trademark application with the Canadian Patent and Trademark Office for `BIN" the Company's acronym for Biometric Identifier Number having docket number 1 240 590. As of December 31, 2006, this patent application was still pending.

On December 16, 2004, Dr. Peter Wrage, our Vice President of Product Operations, filed, on behalf of Liska, a non-provisional United States (U.S.) patent application in the U.S. Patent and Trademark Office (USPTO), entitled "Method and Apparatus for Determining a Stable Repeatable Code From Biometric Information" having docket number 246-03 US. A Petition to Make Special (PTMS) was filed concurrently with the USPTO on December 16, 2004 in order to accelerate the examination proceedings in respect of said non-provisional U.S. patent application. As of December 31, 2006, this patent application was still pending.

On December 16, 2004, Dr. Peter Wrage, our Vice President of Product Operations, filed, on behalf of Liska, a non-provisional United States (U.S.) patent application in the U.S. Patent and Trademark Office (USPTO), entitled "Database Employing Biometric Indexing and Method Therefore" having docket number 246-04 US. A Petition to Make Special (PTMS) was filed concurrently with the USPTO on December 16, 2004 in order to accelerate the examination proceedings in respect of said non-provisional U.S. patent application. As of December 31, 2006, this patent application was still pending.

Our ability to compete in the biometrics industry will depend on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We will rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights; however, there are no assurances that we will have adequate protection of our proprietary rights or that our proprietary rights will not be challenged. The loss or circumvention of our proprietary rights would have a material adverse affect upon our operations and financial condition. As of December 31, 2006, this patent application was still pending.

COMPETITION

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

GOVERNMENTAL REGULATIONS

As of December 31, 2006 and through the date of this Form 10-KSB, we have not been subject to government regulations pertaining to our business. Our future operations will be subject to extensive and ever changing federal, state and local laws and regulations.

RESEARCH AND DEVELOPMENT:

During fiscal year 2006 and 2005, we spent $220,934 and $941,321, respectively, on research and development.

EMPLOYEES:

As of December 31, 2006, Liska Biometry, Inc and its subsidiaries on a consolidated basis have sixty-two (62) employees, of whom five (5) were engaged in research, development and engineering, fourteen (14) in sales, marketing and field service and forty-three (43) in general administration, finance and legal. The Company also has two engineering consultants who work on a part time basis. We consider our relations with our employees to be good.

Risk Factors

RISKS RELATED TO BUSINESS

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS CONTINGENT UPON OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS AND SECURE FINANCING; IF WE FAIL TO DO SO, WE WILL BE FORCED INTO LIQUIDATION AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our independent auditors, Stark Winter Schenkein & Co. LLP, have issued their report and opinion regarding our balance sheet as of December 31, 2006 and 2005, and related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2006 and 2005, expressing substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2006 and for the period from our inception to December 31, 2006, we incurred net losses of $11,368,134 and $22,310,379respectively. Accordingly, our ability to continue as going concern is contingent upon our ability to attain profitable operations and secure financing and must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive forces in which we operate. Although we will attempt to obtain equity financing for our operations, if we fail to do so, we may be unable to pay our obligations, pursue our Plan of Operations, or attain revenue-producing operations, and we will be forced into liquidation, in which case you will lose your entire investment.

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

WE MAY BE SUBJECT TO SUBSTANTIAL REGULATION, WHICH MAY INCREASE OUR COSTS AND NEGATIVELY AFFECT OUR POTENTIAL PROFITABILITY.

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

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OVER STOCKHOLDER MATTERS, WHICH MAY AFFECT THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE OUR ACTIVITIES.

Our President, Chief Financial Officer and director Christopher J. LeClerc has beneficial ownership 6.4% of our outstanding common stock. As such, Mr. LeClerc controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. LeClerc could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Our Chief Executive Officer and director Charles Benz has beneficial ownership of 11.5 % of our outstanding common stock. As such, Mr. Benz controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. Benz could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Former officer and director Lam Ko Chau, owns 4.2 % of our outstanding common stock. As such, Mr. Chau controls the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our Articles of Incorporation and approval of significant corporate transactions. Additionally, Mr. Chau could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE OVER-THE-COUNTER BULLETIN BOARD; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol LSKA. As of May 10, 2007, there were approximately 74,578,869 shares of Common Stock outstanding.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

SHOULD OUR STOCK BECOME LISTED ON THE OTC BULLETIN BOARD IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as us, must be reporting issuers under the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF THE COMPANY’S COMMON STOCK

We may in the future issue our previously authorized and unissued securities, which will result in the dilution of the ownership interests of ours present stockholders. We are currently authorized to issue 100,000,000 shares of Common Stock] and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of December 31, 2006 , we have issued 72,478,869 shares of Common Stock. We have outstanding options, warrants and promissory notes which may be exercised or converted, into an additional shares of Common Stock. Issuance of these shares of Common Stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock that in turn will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our capital stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This will further dilute the interests of our existing holders.

WE HAVE NO PLANS TO PAY DIVIDENDS ON OUR COMMON STOCK. YOU MAY NOT RECEIVE FUNDS WITHOUT SELLING YOUR STOCK.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our credit facility prohibits us from paying dividends.

WE MAY ISSUE SHARES OF PREFERRED STOCK WITH GREATER RIGHTS THAN OUR COMMON STOCK.

Although we have no current plans, arrangements, understandings or agreements to issue any preferred stock, our certificate of incorporation authorizes our hoard of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued may rank ahead of our common stock, with respect to dividends, liquidation rights and voting rights, among other things. Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock While we do not believe that we currently have any provisions in our organizational documents that could prevent or delay a change in control of our company (such as provisions calling for a staggered board of directors, or the issuance of stock with super-majority voting rights), the existence of some provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Item 2. DESCRIPTION OF PROPERTY

We maintain our principal office at 100 Main Street, Suite 230, Dover, NH 03820. We currently occupy three offices and a conference room totaling 1,950 square feet. We have a five-year lease agreement with Dover Mills, LLC expiring on January 1, 2010. We pay a total of $2,250 per month to Dover Mills, LLC, which consists of $13.84 per square foot and (b) $2.46 per square foot operating costs plus escalation. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Liska Biometry (Canada) Inc. (“LBC”) did maintain its offices at 1900 City Park Drive, Ottawa, Ontario K1J 9L8 LBC. This office space consists of fifteen offices totaling 5,570 square feet under a five-year lease agreement with IMC Realty Corporation expiring on March 31, 2010. LBC pays a total of C$10,754 (US$8,800) per month consisting of: (a) C$9 (US$7.38) per square foot per year plus escalation; and (b) C$15.17 (US$12.44) per month for operational costs. As of December 31, 2006, LBC ceased operations and as a result, it vacated this office space. As a result of this vacancy, the landlord collect an aggregate of $12,500, which includes LBC’s security deposit.

Digital Card Systems, Inc. (“DCS”) maintains its executive offices at 119 Russell Street, Littleton, Massachusetts. This office space consists of approximately 8,742 square feet of space under the terms of a sublease with S1, Inc. Pursuant to the terms of the Sublease, DCS will pay S1, Inc. $4,583.33 a month, for an aggregate amount of $55,000, until the sublease expires on June 30, 2008. We believe that DCS’s current office space and facilities are sufficient to meet their present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Liska Imaging Inc. (“Liska Imaging”) maintains its executive offices 2222, 2212, and 2202 East McDowell Road, Phoenix, Arizona, 85006. This office space consists of approximately 9,000 square feet of space under the terms of a lease with Markow Family Limited Partnership. Pursuant to the terms of the lease, Liska Imaging will pay the landlord $13,475 a month until the lease expires in June 2011. So long as Liska Imaging is not in default, it shall have the option to extend the term of the lease for a period of five years and a right of first refusal to purchase the property. We believe that Liska Imaging’s current office space and facilities are sufficient to meet their present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Digital Card Systems Europe, Inc. (“DCS-Europe”) maintains its executive offices at In der Lache 2-4, 78056 Villingen-Schwenningen Germany. This office space consists of approximately 2,400 square feet of space at a rate of $3,700 a month. We believe that DCS-Europe’s current office space and facilities are sufficient to meet their present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

None

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock had been previously quoted on the OTC Bulletin Board under the symbol "FLONE". In October 2001, our common stock was de-listed from the OTC Bulletin Board for failure to file required periodic filings with the Securities and Exchange Commission. From that time and until May 2004, our common stock was quoted on the "Gray Sheets."

In February 2004 we filed a Form 15c-211 to have our shares re-listed on the OTC Bulletin Board, having updated all of our delinquent Securities and Exchange Commission filings. On May 17, 2004, the National Association for Securities Dealers approved our Form 15c-211 and we subsequently re-listed our common stock on the OTC Bulletin Board on May 18, 2004 under the symbol “LSKA”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2005
	High	Low
First Quarter (1)	$0.95	$0.26
Second Quarter	$3.75	$0.21
Third Quarter	$0.75	$0.31
Fourth Quarter	$0.51	$0.32

	Fiscal Year 2006
	High	Low
First Quarter	$0.40	$0.14
Second Quarter	$0.29	$0.16
Third Quarter	$0.27	$0.11
Fourth Quarter	$0.15	$0.08

	Fiscal Year 2007
	High	Low
First Quarter	$0.11	$0.075
Second Quarter (1)	$0.19	$0.15

As of May 10, 2007.

HOLDERS:

As of December 31, 2006, we had approximately 437 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

DIVIDEND POLICY

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Equity compensation plan not approved by security holders	2,300,000	[___	]	2,150,000

Option/SAR Grants in Last Fiscal Year

The following table sets forth stock options granted to the members of the Company in the Summary Compensation Table during fiscal 2005 and 2006 under the Company's two employee stock option plans. Since inception, the Company has not granted any stock appreciation rights.

Date of Grant	Name	Options Granted	Exercise Price	Expiration
3/11/2005	Verlise Walker	100,000	0.39	3/11/2010
3/11/2005	Peter Wrage	250,000	0.39	3/11/2010
3/11/2005	Khaled Maamoun	25,000	0.39	3/11/2010
3/11/2005	Dong Li Zhang	25,000	0.39	3/11/2010
3/11/2005	Yiming Zhang	150,000	0.39	3/11/2010
3/11/2005	Will Hansen	25,000	0.39	3/11/2010
3/11/2005	Colin Jia	25,000	0.39	3/11/2010
3/11/2005	Song Guo	50,000	0.39	3/11/2010
4/28/2005	Song Guo	50,000	0.32	4/28/2010
4/28/2005	Will Hansen	10,000	0.32	4/28/2010
4/28/2005	Peter Wrage	150,000	0.32	4/28/2010
4/28/2005	Dong Li Zhang	35,000	0.32	4/28/2010
4/28/2005	Colin Jia	25,000	0.32	4/28/2005
4/28/2005	Khaled Maamoun	25000	0.32	4/28/2010
7/9/2005	Khaled Maamoun	15,000	0.61	7/9/2010
7/9/2005	Will Hansen	15,000	0.61	7/9/2010
7/20/2006	Manja Hippola	150,000	0.20	7/_20_/2011

RECENT SALES OF UNREGISTERED SECURITIES:

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

On October 26th, 2005 the company issued Mercatus Partners Limited 5,000,000 shares of restricted stock for equity priced at $.275. The funds to date have not yet been received, the shares are currently held in escrow as Brown Brothers Harriman. On March 27, 2007, Mercatus Partners returned the shares to the Company to be cancelled.

In February 2006, a bridge loan of $300,000 was received from CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC ("CAMOFI"). The note bears interest at 8% and was originally due on April 30, 2006. The CAMOFI bridge loan was secured by the assets of the Company and by a pledge of 3,300,000 shares of the Company's common stock owned by the Company's president. In connection with the agreement, the investor received a warrant to purchase 300,000 shares of our common stock exercisable at $0.33 per share. We also issued the investor 500,000 shares of our common stock.

On June 5, 2006 we entered into a financing arrangement with CAMOFI for the sale of two secured convertible notes in the aggregate principal amount of $5,000,000, one for $3,000,000 and a second for $2,000,000. The convertible notes will each mature on May 31, 2009 and bear an interest rate of 10% per annum. The notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.40 and $0.60, for the $3,000,000 note and $2,000,000, respectively. In connection with this financing, CAMOFI received a warrant to purchase 12,500,000 shares of our common stock exercisable at $0.40 per share. This warrant shall have a term of five years from the date of issuance.

On April 30, 2006, we extended the term of the $300,000 note from April 30th to July 31st by issuing CAMOFI 833,333 shares of our common stock,

On July 31, 2006, in connection with the terms of the $300,000 bridge loan, CAMOFI received a warrant to purchase 300,000 shares of our common stock exercisable at $0.33 per share. We also issued the investor 500,000 shares of our common stock.

On July 31, 2006 the Company extended its bridge note with CAMOFI from July 31, 2006 until October 31, 2006. In consideration for this extension, we issued CAMOFI 1,500,000 shares of our common stock and we amended the exercise price of the warrant issued to CAMOFI, dated June 5, 2006 from $0.40 to $0.17.

On December 29, 2006 we amended and restated our convertible notes with CAMOFI in the amount of $3,624,676 which reflected the original note value, outstanding bridge loan and accrued interest due. The amended note will mature on October 31, 2009 and bears interest at 10% per annum. These convertible notes are now convertible into shares of our common stock at $0.14 per share. Additionally on December 29, 2006 we amended and restated our common stock purchase warrant issued to CAMOFI whereby such warrant will now allow CAMOFI to purchase up to 21,000,000 shares of our common stock at an amended exercise price of $0.14 per share.

On February 13, 2006, we entered into a share exchange agreement with Digital Card Systems, Inc. Pursuant to the agreement, we acquired 100% of the outstanding securities in Digital Card Systems, Inc. and its subsidiaries. In consideration for 100% of the outstanding securities in Digital Card Systems, Inc. and its subsidiaries, we issued to the sellers 25,000,000 shares of our common stock, valued at $5,000,000 based on market value. We consummated this transaction on June 1, 2006. Each share of Digital Card Systems, Inc. and its subsidiaries common stock issued and outstanding immediately prior to the closing of the agreement were converted into the right to receive 500 shares of our common stock.

On May 1, 2006, we entered into a subscription agreement with an accredited investor pursuant to which we issued 1,500,000 shares of our common stock in consideration for $150,000.

On May 30, 2006, we entered into a subscription agreement with an accredited investor pursuant to which we issued 250,000 shares of our common stock in consideration for $25,000.

During the quarter ending March 31, 2006, the Company issued 312,500 shares for services rendered.

During the quarter ending June 30th, 2006, the Company issued 1,737,500 shares for services rendered.

During the quarter ended September 30, 2006, the Company issued 2,953,000 shares for services.

During the twelve months endedDecember 31, 2006, the Company issued 300,000 warrants pursuant to the $300,000 bridge financing with CAMOFI. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.33 and all warrants expire on July 31, 2009.

During the twelve months ended December 31, 2006, the Company granted options to purchase 150,000 shares of common stock at an exercise price of $.20.

On November 1, 2006, we entered into a subscription agreement with an accredited investor for the sale of promissory notes in the aggregate principal amount of $200,000. In connection with the agreement, the investor received a warrant to purchase 200,000 shares of our common stock exercisable at $0.20 per share. We also issued the investor 400,000 shares of our common stock. The notes bear interest at 12% and mature 120 days from the date of issuance. In February 2007, the term under this note was extended for 90 days.

On November 1, 2006, we entered into a subscription agreement with an accredited investor for the sale of promissory notes in the aggregate principal amount of $25,000. In connection with the agreement, the investor received a warrant to purchase 25,000 shares of our common stock exercisable at $0.20 per share. We also issued the investor 50,000 shares of our common stock. The notes bear interest at 12% and mature 120 days from the date of issuance. In February 2007, the term under this note was extended for 90 days.

During the fourth quarter the company issued 2,682,000 for services.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Item 6. Management Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

Prior to June 2006, we had no significant revenues since our inception and, as a result, we have sustained losses since our inception.

Effective June 1, 2006, we acquired all of the outstanding equity interests of Digital Card Systems, Inc., a Delaware corporation, and its affiliates, DCS Europe, Inc., and Cosmo ID GmbH.(collectively “DCS”). The aggregate consideration to the DCS shareholders was 25,000,000 shares of common stock, valued at $5,000,000 based on market value. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

With offices in Boston and Germany, DCS is a developer of security and ID management solutions for government credentials including passports, driver’s licenses, voter cards, national IDs, military and police IDs, and commercial IDs for hospitals, private industry, schools and airports.

DCS has sophisticated .NET software positioned as “middleware”, which incorporates digital imaging, biometrics, smart chips, and related proprietary capture and output hardware to offer full security ID solutions that comply with the latest ISO and ICAO standards. DCS develops programs which integrate and optimize fingerprint and facial recognition algorithms with smart chips and 2D bar codes, and from its German office presents smart chip seminars and conferences for government and industry. The acquisition of DCS has provided significant international growth opportunities and further diversification of product and service offerings.

Effective June 5, 2006, DCS acquired certain operating properties, this was limited to the capital equipment and inventory, of Markow Photo Properties, Inc., an Arizona corporation (“Markow”). For $1,516,000 of cash the acquired assets were placed into a new wholly owned subsidiary called Liska Imaging, Inc. Liska Imaging, Inc, is a Phoenix-based provider of all major aspects of the Identity Management market. Comprised of Al-Cor Identification Systems, Colormark Inc., and Photomark, Inc.

Al-Cor Identification Systems sells Identification Management solutions to Arizona, Nevada and national organizations including regional and state education systems, law enforcement, and small and large corporations. These solutions include hardware for image and information capture, database management, credential design and printing, and supplies for continued support of solutions sold.

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

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition:

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2006 and 2005

Effective June 5, 2006 we emerged from the development stage and commenced operations

Revenues

Revenues for the fiscal years ended December 31, 2006, and 2005 were $6,226,032 and $0, respectively. Revenue growth in 2006 was based on sales generated by the acquired Markow Photo Properties companies in Phoenix (Photomark, Colormark and Al-Cor ID Solutions) and DCS sales in the US and in Europe. Successful focus of sales and marketing resources at Al-Cor ID Solutions in key market verticals has yielded cornerstone system-level project awards in the transportation and education sectors that provide potential application of our biometric products.

Cost of Revenues

Cost of revenues for the fiscal years ended December 31, 2006, and 2005 were $4,385,257 and $0, respectively. Cost of revenues are predominantly the cost of products that were resold. This number rose precipitously due to the acquisition of the Liska Imaging companies and the cost of items sold in the Liska Imaging companies, which are predominantly retail in nature. Photomark and Al-Cor businesses specifically purchase significant amounts of product from a large number of vendors for resale.

Operating Expenses

Operating Expenses for the fiscal years ended December 31, 2006, and 2005 were $11,422,343 and $2,942,852, respectively. Operating expenses, consisting largely of payroll, facilities and normal daily expenses of the Liska Imaging companies, rose with the merger and acquisitions.

Selling, General and Administrative Expenses

General and administrative expenses for the fiscal years ended December 31, 2006, and 2005 were $3,643,339 and $1,536,885, respectively. G & A costs rose as a result of the merger of Liska and DCS, and the G&A costs incurred through daily operations of our Liska Imaging companies.

Other Income (Expense)

Other income (expense), for the fiscal year ended December 31, 2006, was 1,786,556 comprised largely of interest expense and amortization of debt discount.

Net Loss

Our net loss for the fiscal years ended December 31, 2006, and 2005, amounted to $11,368,134 and $2,942,852, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a working capital deficit of approximately $5,147,856, which consisted of current assets of approximately $2,348,973 and current liabilities of $7,496,829.

Operating activities: Liska Biometry, Inc. management is focused on the growth of the existing businesses within Liska Imaging, while setting a framework for integration of our biometric software within the operations, sales and marketing activities of Al-Cor ID Solutions. As the Beta version of the software is released in April 2007, Al-Cor will itself be a beta site to test the software with real customers who rely on Al-Cor’s service bureau to manufacture ID cards for their companies. Al-Cor’s customer base will provide a number of beta sites for testing of the Liska ID Services software product at customer sites in place of their current ID management software.

Al-Cor also is concluding the successful pilot test with Clark County School District in Nevada, in which Al-Cor has installed and supported an RFID system that authenticates the identities of students and faculty on Western High School’s campus. Upon successful completion in May there is a potential for numerous other high schools within the district to purchase similar systems.

Al-Cor is currently installing an ID management system for employees of the Phoenix Valley Metro/Regional Public Transportation Authority and reduced fare riders throughout the Phoenix area. The system consists of ten facilities and the identification and management of thousands of ID and reduced fare rider cards. This project was the first of its kind for Liska, providing the corporation with another cornerstone project that can be used to pursue other major market transportation systems.

Colormark management has identified key markets and major upgrades required to grow sales. We continue to grow our sales staff, modernize our facilities and customer service capabilities and have added a marketing function that supports Colormark, Al-Cor and Photomark to begin direct marketing to consumers and professional photographers throughout the region. Web site sales continue to grow at a modest rate and a key to greater growth will be the upgrading and strategic use of the WWW, which is an area of management focus.

Photomark management has generated great interest within the fine art and affluent hobbyist markets above and beyond that which was seen prior to the acquisition. Photomark management continues to grow revenues by focusing on the areas of lighting and equipment rental, lighting consulting, education and sales, large format and high end digital camera sales; and accessory sales.

Investing Activities: In February 2006, the Company made a loan to Sogedex of Paris, France, a company engaged in the business of making identification and other security-related products, in the aggregate principal amount of 100,000 Euros. The note receivable for this loan bears interest at 4.5% and expires five years from the date of issuance. The Note may be convertible at our option at any time into shares of common stock of Sogedex.

In connection with the loan, we also received an option to purchase 80% of the outstanding stock of Sogedex for approximately 2,400,000 Euros. The initial term of the option expired on July 31, 2006, but can be extended through December 31, 2006 by providing additional funds to Sogedex in the amount of 200,000 Euros. If the note is not converted into Sogedex common stock or the option to purchase additional stock is not exercised, the note is due in 20 quarterly installments commencing in 2007 and ending in 2012. As of December 31, 2006 the Company has not provided the additional funds to extend the note, however the Company does plan to extend the option to purchase Sogedex.

Financing Activities: In February 2006, a bridge loan of $300,000 was received from CAMOFI Master LDC, an affiliate of Centrecourt Asset Management LLC ("CAMOFI"). The note bears interest at 8% and was originally due on April 30, 2006. The CAMOFI bridge loan was secured by the assets of the Company and by a pledge of 3,300,000 shares of the Company's common stock owned by the Company's president. In connection with the agreement, the investor received a warrant to purchase 300,000 shares of our common stock exercisable at $0.33 per share. We also issued the investor 500,000 shares of our common stock.

On June 5, 2006 we entered into a financing arrangement with CAMOFI for the sale of two secured convertible notes in the aggregate principal amount of $5,000,000, one for $3,000,000and a second for $2,000,000. The convertible notes will each mature on May 31, 2009 and bear an interest rate of 10% per annum. The notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.40 and $0.60, for the $3,000,000 note and $2,000,000, respectively. In connection with this financing, CAMOFI received a warrant to purchase 12,500,000 shares of our common stock exercisable at $0.40 per share. This warrant shall have a term of five years from the date of issuance.

On April 30, 2006, we extended the term of the $300,000 note from April 30th to July 31st by issuing CAMOFI 833,333 shares of our common stock,

On July 31, 2006, in connection with the terms of the $300,000 bridge loan, CAMOFI received a warrant to purchase 300,000 shares of our common stock exercisable at $0.33 per share. We also issued the investor 500,000 shares of our common stock.

On July 31, 2006 the Company extended its bridge note with CAMOFI from July 31, 2006 until October 31, 2006. In consideration for this extension, we issued CAMOFI 1,500,000 shares of our common stock and we amended the exercise price of the warrant issued to CAMOFI, dated June 5, 2006 from $0.40 to $0.17.

On December 29, 2006 we amended and restated our convertible notes with CAMOFI in the amount of $3,624,676 which reflected the original note value, outstanding bridge loan and accrued interest due. The amended note will mature on October 31, 2009 and bears interest at 10% per annum. These convertible notes are now convertible into shares of our common stock at $0.14 per share. Additionally on December 29, 2006 we amended and restated our common stock purchase warrant issued to CAMOFI whereby such warrant will now allow CAMOFI to purchase up to 21,000,000 shares of our common stock at an amended exercise price of $0.14 per share.

On May 1, 2006, we entered into a subscription agreement with an accredited investor pursuant to which we issued 1,500,000 shares of our common stock in consideration for $150,000.

On May 30, 2006, we entered into a subscription agreement with an accredited investor pursuant to which we issued 250,000 shares of our common stock in consideration for $25,000.

During the nine months ended September 30, 2006, the Company issued 300,000 warrants pursuant to the $300,000 bridge financing with CAMOFI. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.33 and all warrants expire on July 31, 2009.

On November 1, 2006, we entered into a subscription agreement with an accredited investor for the sale of promissory notes in the aggregate principal amount of $200,000. In connection with the agreement, the investor received a warrant to purchase 200,000 shares of our common stock exercisable at $0.20 per share. We also issued the investor 400,000 shares of our common stock. The notes bear interest at 12% and mature 120 days from the date of issuance. In February 2007, the term under this note was extended for 90 days.

On November 1, 2006, we entered into a subscription agreement with an accredited investor for the sale of promissory notes in the aggregate principal amount of $25,000. In connection with the agreement, the investor received a warrant to purchase 25,000 shares of our common stock exercisable at $0.20 per share. We also issued the investor 50,000 shares of our common stock. The notes bear interest at 12% and mature 120 days from the date of issuance. In February 2007, the term under this note was extended for 90 days.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Nature of Operations

The Company was incorporated as 3045 Corporation under the laws of the State of Florida on October 26, 1999. On January 19, 2001 the name was changed to Floran International, Inc., on June 15, 2001, the name was changed to FTLA, Inc., and on April 1 2002, the name was changed to Liska Biometry, Inc. The Company was in the development stage until June 5, 2006 (see DCS and Markow acquisitions, before). The Company’s business plan consists of providing biometric identification services, specifically products and technology for the identification and authentication of individuals using live scan fingerprints.

On January 9, 2001, the Company acquired all of the issued and outstanding common shares of H2O International, Inc. ("H2O") in exchange for 500,042 shares of its common stock (approximately 83% of the issued and outstanding shares of the Company after this issuance).

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

On November 2, 2004, the Company formed and acquired all of the issued and outstanding common shares of a Canadian subsidiary, Liska Biometry (Canada) Inc. That company's primary purpose is to carry out research and development of the Company's products and to generate sales in Canada for any resulting products. As of December 31, 2006 the company no longer sustains operations in Canada, additionally the company has forfeited their security deposit for the leased premises in Canada.

On June 1, 2006 we acquired Digital Card Systems and all of its subsidiaries through a securities purchase agreement. DCS provided the company with an international presence, proprietary image capture and a proprietary ID Management suite.

On June 5, 2006 we acquired certain assets of Markow Photo Properties of Phoenix Arizona. We paid $1,516,000 to Markow pursuant to an asset purchase agreement. The company acquired inventory and capital equipment. In June 2006 we changed the name of Markow to Liska Imaging.

Consolidation

On June 1, 2006 Liska Biometry, Inc. and Digital Card Systems merged. On June 5, 2006 the company acquired substantially all of the operating assets of Markow Photo Properties in Phoenix, Arizona, consisting of the companies Al-Cor Identification Systems, Colormark Inc. and Photomark Inc. The Phoenix location will serve as the operations center for Liska Biometry, Inc. in the United States. We intend to optimize the core competencies of ID System sales, retail sales, service, support, national and international distribution to support the entire corporation in the US and abroad. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

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

For contracts of shorter duration, revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize revenue, the following criteria must be met:

•	Signed agreement — The agreement must be signed by the customer.

•	Fixed Fee — The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred — Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

•
Collectibility is probable — The Company conducts a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. Collections are monitored over the term of each project, and if a customer becomes delinquent, the revenue may be deferred. The company does not recognize the revenue until cash is credited.

•
The company’s policy of recognition through its subsidiary, Liska Imaging, is as follows: For cash transactions revenue is booked immediately, this includes all credit card transactions. Additionally once a customer is invoiced revenue is recognized, assuming collectability is probable.

Inventory

Inventory is valued at the lower of cost or market on a first-in, first-out basis. Substantially all of the inventory is comprised of finished goods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

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

Balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and historical rates. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies are recognized in statement of operations.

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. During the year ended December 31, 2006, the Company recognized an impairment loss of $6,437,195. As of December 31, 2006, the Company has fully impaired goodwill.

Derivative Financial Instruments

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

In connection with the issue of convertible debt in 2006, the Company issued freestanding Warrants and a right to receive shares of common stock (the embedded conversion feature). Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company is required to account for these freestanding Warrants as derivative liabilities, rather than as equity. In these cases, the Company deducts the initial fair value of the derivative financial instrument from the proceeds of sales of the convertible debt, resulting in the debt being recorded at a discount. This discount is then amortized over the life of the debt, using the effective interest method.

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, restricted cash, trade accounts receivables, accounts payable, accrued expenses, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt, notes payable and due to investors approximates fair values of similar debt instruments.

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

The following tables present segment and geographic information for the year ended December 31, 2006.

SALES:
Liska	$-
Liska Canada	-
Liska Imaging	5,034,674
DCS	29,729
DCS Europe	825,580
Cosmo ID	336,049
Consolidated Total	$6,226,032

DEPRECIATION AND AMORTIZATION:
Liska	$1,163,224
Liska Canada	-
Liska Imaging	76,312
DCS
DCS Europe	-
Cosmo ID	-
Consolidated Total	$1,239,536

INTEREST EXPENSES:
Liska	$328,232
Liska Canada	-
Liska Imaging	-
DCS	-
DCS Europe	-
Cosmo ID	-
Consolidated Total	$328,232

NET INCOME (LOSS):
Liska	$(10,528,315)
Liska Canada	(375,595)
Liska Imaging	58,180
DCS	(507,154)
DCS Europe	(13,884)
Cosmo ID	(1,366)
Consolidated Total	$(11,368,134)

TOTAL CURRENT ASSETS
Liska	$50,802
Liska Canada	2,164
Liska Imaging	1,624,455
DCS	48,710
DCS Europe	451,491
Cosmo ID	171,351
Consolidated Total	$2,348,973

CAPITAL ASSETS (NET)
Liska	$3,549
Liska Canada	0
Liska Imaging	535,785
DCS	9,889
DCS Europe	33,411
Cosmo ID	36,682
Consolidated Total	$619,316

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

Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $220,934 and $82,861 in 2006 and 2005 and are included in selling, general and administrative expenses.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share-Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

New Pronouncements

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’
In February 2007, the FASB issued Financial Accounting Standard No. 159 'The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115' or SFAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1. Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, 'Accounting for Leases.'

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, 'Fair Value Measurements'. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

EITF 00-19-2, "Accounting for Registration Payment Arrangements".

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 9 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006, resulting in re-classification of certain of our outstanding warrants from derivative instrument liabilities to equity.

Off Balance-Sheet Arrangements

We have no material off-balance sheet arrangements as of December 31, 2006.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements begin on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - Other Information

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our directors and executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Charles Benz	58	Chief Executive Officer	Chairman of the Board
Christopher J. LeClerc	33	President and Chief Financial Officer	Director
G. Bryan Thomas	43		Director
Javaid Sheikh	52		Director
Brian Hynes	36		Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Charles Benz- Mr. Benz has founded or acquired a number of companies in his career, including Imaging Technology Corporation (ITC), ISI International and International Publishing Corporation (IPC), publisher of Electronic News and, most recently, Digital Card Systems. He has held the position of Chairman in each of these companies. Mr. Benz' has had a successful track record in the secure credentialing market space. Under his leadership, ITC had developed one of the world's most successful digital ID software packages, selling tens of thousands of licenses to major partners and governments throughout the world. After merging ITC with ImageWare(symbol IW) in the year 2000, Mr. Benz became Chairman of the ID subsidiary of ImageWare, a division that generated 80% of the company's revenue. During his tenure at IW he was also responsible for several additional acquisitions that helped to increase sales by 400%, and the stock price by 2.5X. Benz has an undergraduate degree in economics from Duke University, and an MBA, with Honors, from Boston University.

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

Christopher J. LeClerc, is the President and Chief Financial Officer of the company. He joined the company from Andover Brokerage LLC, where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies. He has been a Director of Business Development and Head of OTC trading at Mercer Partners L.P., a New York-based investment bank and securities underwriter. Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

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

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has had three committees - the audit committee, the compensation committee and the governance committee. The audit committee is comprised of Mr. LeClerc, with Mr. Thomas, as chairman. The compensation committee is comprised of Mr. Hynes, with Mr. Sheikh as chairman. The governance committee is comprised of Mr. Sheikh, with Mr. Hynes as chairman.

The Compensation Committee did not meet during the year ended December 31, 2006. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of April 16, 2007, the Audit Committee consisted of the following members: Messrs LeClerc and Thomas. The Audit Committee did not met in fiscal year 2006. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. Our board of directors has not adopted a written charter for the audit committee.

The Governance Committee did not meet during the year ended December 31, 2006. All matters addressed by the Governance Committee were decided on by the Board of Directors. The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2006 was eight. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge, upon request, a copy of such code of ethics by submitting a written request to Liska Biometry, Inc., 100 Main Street, Suite 230, Dover, New Hampshire 03082, Attn: Chief Financial Officer.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT of 1934

Since the Company does not have securities registered pursuant to the Securities Exchange Act of 1934, as amended, this section is not applicable.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2006 who earned compensation exceeding $100,000 during 2006 (the “named executive officers” ), for services as executive officers for the last three fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Benz, Chief Executive Officer	2006	$25,000	-	-	-	-	-	-	$25,000
Christopher LeClerc, President and former CEO(1)	2006	$83,261	-	-	-	-	-	-	$83,261

(1) On June 1, 2006, Mr. LeClerc resigned as Chief Executive Officer pursuant to the terms of the acquisition of Digital Card Systems, Inc.

(2)On June 1, 2006, Mr. Benz became Chief Executive Officer pursuant to the terms of the acquisition of Digital Card Systems, Inc..

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Benz	-	-	-	-	-	-	-	-	-
Christopher LeClerc	-	-	-	-	-	-	-	-	-

Employment Agreements and other Arrangements

On April 1, 2005, we entered into several employment agreements with key individuals: Mr. Chris LeClerc was reinstated to serve as our Chief Executive Officer and Mr. Manoj Hippola was reinstated to serve as the Company's Chief Financial Officer and Chief Operating Officer. On March 8th, 2006, Hippola resigned, his successor has not yet been appointed
Brian Walsh: In April of 2005 the company entered into an employment contract with Brian Walsh to serve as Vice President of Global Solutions. The approximate annual cost of this position is $80,000. All employment contracts renewed during fiscal year 2006.

Election of Board of Directors

The Company did not hold a shareholder meeting in 2006. The last shareholder meeting was held on August 18, 2005 which was held in Manchester, NH and elected five directors. Effective March 7, 2006 General Jean E. Boyle resigned as Chairman of the Board and Chris LeClerc was appointed Chairman and Chief Executive Officer. Through the acquisition of Digital Card Systems, Inc. Charles Benz became our Chairman and Chief Executive Officer and Chris LeClerc became President and Chief Financial Officer.

Departure of Principal Officers. Appointment of Principal Officers.

On March 8, 2006, Liska issued a press release announcing the resignations of Jean Boyle, Chairman, Manoj Hippola, Chief Financial and Chief Operating Officer, and John Hollander, Corporate Secretary. The resignations were effective immediately. Christopher J. LeClerc, Chief Executive Officer, replaced Mr. Boyle as Chairman of the Board. Brian Hynes replaced John Hollander as Secretary. Through the acquisition of DCS Charles Benz became Chairman and Chief Executive Officer of the Company and Chris LecLerc was appointed President and Chief Financial Officer.

Directors’ Compensation

Employee directors do not receive compensation for their services on the Board of Directors.

For the fiscal year ended December 31, 2005, each newly-elected non-employee director received at the time of his election, 50,000 shares of common stock for serving on the Board of Directors. Each non-employee director also received 15,000 shares of common stock at the time of his election for serving on his respective committee(s) of the board of directors. The Company did not pay the directors any fees for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
G. Bryan Thomas	-	-	-	-	-	-
Javaid Sheikh	-	-	-	-	-	-
Bryan Hynes	-	-	-	-	-	-

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of May __, 2007 by: (i) each director and nominee for director, (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its common stock.

NAME AND ADDRESS OF OWNER	NUMBER OF SHARES OWNED(1)	PERCENTAGE OF CLASS (2)
Charles Benz	8,300,000	11.45%
Christopher J. LeClerc	4,480,841	6.18%
G. Bryan Thomas	687,375	*
Javaid Sheikh	680,250	*
Bryan Hynes	115,000	*
All Directors and Officers as a Group (5 Persons)	14,263,466	19.68%

* Less than one percent

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Liska Biometry, Inc., 100 Main Street Dover, New Hampshire 03820.

(2) Applicable percentage ownership is based on 74,578,869 shares of common stock outstanding as of May 10, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of May 10, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of May 10, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, since the beginning of 2006, we have not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the company’s total assets for the last three completed fiscal years.

Director Independence

Three of our directors, Mssrs. Thomas, Hynes and Sheikh are independent directors, using the National Association of Securities Dealers definition of independence. Mr. Sheikh and Hynes comprise the compensation committee and the governance committee. Mr. Thomas, together with Mr. Christopher J. LeClerc, our president, comprises the audit committee. Mr. LeClerc is not an independent director.

ITEM 13. EXHIBITS.

2.1
Exchange Agreement dated as of February 8, 2006, by and among the Company, Digital Card Systems, Inc., DCS Europe, Inc., DCS America, Inc., DCS Latin America, Inc., Digital Card Systems Latina Amerca SAC, Cosmo ID, GmBH and the Stockholders of Digital Card Systems, Inc., DCS Europe, Inc., DCS America, Inc. and DCS Latin America, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 13, 2006 and incorporated herein by reference)

2.2
Asset Purchase Agreement, dated June 5, 2006, by and between Digital Card Systems, Markow Photo Properties, Inc., and Robert Markow, Beatrice Markow, Markow Family Trust, Paul Markow and Paul Taylor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2006 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3(I) to the Company’s Registration Statement on Form SB-2, dated January 7, 2000 and incorporated herein by reference)

3.2	By-laws (filed as Exhibit 3(II) to the Company’s Registration Statement on Form SB-2, dated January 7, 2000 and incorporated herein by reference)

4.1	10% Senior Secured Convertible Note in the aggregate amount of $3,000,000 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006 and incorporated herein by reference)

4.2	10% Senior Secured Convertible Note in the aggregate amount of $2,000,000 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006 and incorporated herein by reference)

4.3	Warrant, dated May 31, 2006 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated June 9, 2006 and incorporated herein by reference)

10.1
Securities Purchase Agreement dated May 31, 2006, between the Company and CAMOFI Master LDC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006 and incorporated herein by reference)

10.2
Security Agreement, dated May 31, 2006, between the Company and CAMOFI Master LDC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 9, 2006 and incorporated herein by reference)

10.3	Letter of Intent, dated November 25, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2005 and incorporated herein by reference)

21.1	List of Subsidiaries

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2006 and 2005 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $55,000 and $28,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There was approximately $5,000 per year spent on tax filings.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LISKA BIOMETRY, INC.

Date: May 21, 2007	By	/s/ Charles Benz
Charles Benz
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ Christopher J. LeClerc
Christopher J. LeClerc
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles Benz Charles Benz	Chief Executive Officer (Principal Executive Officer) and Director	May 21, 2007

/s/ Christopher J. LeClerc Christopher J. LeClerc	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	May 21, 2007

G. Bryan Thomas	Director	May 21, 2007

Javaid Sheikh	Director	May 21, 2007

Brian Hynes	Director	May 21, 2007

LISKA BIOMETRY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Liska Biometry, Inc.

We have audited the accompanying consolidated balance sheet of Liska Biometry, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DCS Cosmo and DCS Europe, which statements reflect 17% of total consolidated assets as of December 31, 2006, and 19% of consolidated revenues for the year ended December 31, 2006. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DCS Cosmo and DCS Europe as of December 31, 2006, and for the year ended December 31, 2006, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liska Biometry, Inc. as of December 31, 2006, and the results of its operations, and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements the Company has suffered recurring losses and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
May 15, 2007

Liska Biometry, Inc.
Consolidated Balance Sheet
as of December 31, 2006

Assets

Current assets:
Cash	$362,793
Restricted cash	224,728
Trade accounts receivable	663,001
Inventory	1,059,942
Other current assets	38,509
Total Current Assets	2,348,973

Fixed assets, net	619,316
Note receivable	125,000
Other non-current assets	48,788

$3,142,077

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,628,148
Related Party payable	296,402
Customer advances	162,470
Notes payable	225,000
Current portion of long-term debt	874,923
Due to investors	755,167
Derivative liabilities	3,146,945
Accrued financing penalties	300,000
Other current liabilities	107,774
Total current liabilities	7,496,829

Long-term debt, less current portion
148,138
Total liabilities	7,644,967

Stockholders' (deficit):
Preferred stock, no par value,
10,000,000 shares authorized, none outstanding	-
Common stock, no par value,
100,000,000 shares authorized,
72,478,869 shares issued and outstanding	18,292,232
Receivable for common stock	(1,375,000)
Deferred compensation	(51,263)
Additional paid in capital	1,016,834
Accumulated deficit	(22,310,379)
(4,427,576)
Other comprehensive income:
Currency translation adjustment	(75,314)
Total stockholders' (deficit)	(4,502,890)

$3,142,077

See the accompanying notes to the consolidated financial statements.

Liska Biometry, Inc.
Consolidated Statements of Operations
for the Years Ended December 31, 2006 and 2005

	2006	2005

Sales	$6,226,032	$-
Cost of goods sold	4,385,257	-

Gross profit	1,840,775	-

Operating expenses:
Selling, general and administrative expenses -
Non cash stock compensation	1,265,497	1,405,967
Selling, general and administrative expenses	3,643,339	1,536,885
Amortization and impairment of intangible assets	6,437,195	-
Depreciation expense	76,312	-
	11,422,343	2,942,852

(Loss) from operations	(9,581,568)	(2,942,852)

Other income (expense):
Other income	25,627	-
Interest (expense)	(328,232)	-
Amortization of debt discount	(1,163,224)	-
Change in value of derivative liabilities	1,352,228	-
Loss on debt extinguishment	(1,372,965)
Financing penalties	(300,000)	-
	(1,786,566)	-

(Loss) before taxes	(11,368,134)	(2,942,852)

Income tax expense (benefit)
Current	-	-
Deferred	-	-
	-	-

Net (loss)	(11,368,134)	(2,942,852)

Comprehensive income:
Currency translation adjustment	(45,952)	(23,089)

Comprehensive (loss)	$(11,414,086)	$(2,965,941)

Per share information - basic and fully diluted:
Weighted average shares outstanding	55,786,962	27,255,588
(Loss) per share	$(0.20)	$(0.11)

See the accompanying notes to the consolidated financial statements.

LISKA BIOMETRY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2006 and 2005

	Number of Common Shares	Par Value of Common Shares	Additional Paid - in Capital	Stock Subscriptions	Treasury Stock	Deferred Compensation	Receivable for Common Stock	Accumulated (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2004	23,284,167	$7,047,864	$1,063,203	$194,808	$(200,000)	$(67,417)	$-	$(7,999,393)	(6,273)	32,792

Issuance of shares subscribed for	621,346	185,808	-	(185,808)	-	-	-	-	-	-
Subscriptions cancelled	-	-	-	(9,000)	-	-	-	-	-	(9,000)
Amortization of deferred compensation	-	-	-	-	-	67,417	-	-	-	67,417
Shares issued in escrow for a receivable	5,000,000	1,375,000	-	-	-	-	(1,375,000)	-	-	-
Shares issued for the conversion of a note payable at $ .20 per share	250,000	50,000	-	-	-	-	-	-	-	50,000
Shares issued for services at $ .30 to $ .40 per share	1,733,904	619,378	-	-	-	-	-	-	-	619,378
Shares issued for services at $ .41 to $ .60 per share	325,000	168,000	-	-	-	-	-	-	-	168,000
Shares issued for cash at $ .20 to $ .28 per share	3,130,499	793,750	-	-	-	-	-	-	-	793,750
Shares issued for cash at $ .30 to $ .38 per share	1,668,013	524,500	-	-	-	-	-	-	-	524,500
Increase in intrinsic value of stock options	-	-	70,000							70,000
Cancellation of treasury shares	(1,871,666)	-	(200,000)	-	200,000	-	-	-	-	-
Common shares subscribed for services	-	-	-	481,172	-	-	-	-	-	481,172
Currency translation adjustment									(23,089)	(23,089)
Net (loss) for the year	-	-	-	-	-	-	-	(2,942,852)	-	(2,942,852)
Balance, December 31, 2005	34,141,263	10,764,300	933,203	481,172	-	-	(1,375,000)	(10,942,245)	(29,362)	(167,932)

Issuance of subscribed shares	1,069,273	481,172		(481,172)	-	-	-	-	-	-
Shares issued to lender as additional interest at $ .17 to $ .30 per share	2,833,333	555,000	-	-	-	-	-	-	-	555,000
Shares issued for cash at $ .10 per share	1,750,000	175,000								175,000
Value of warrants issued to lender	-	-	83,631	-	-	-	-	-	-	83,631
Shares issued to acquire Digital Card Systems, Inc.	25,000,000	5,000,000	-	-	-	-	-	-	-	5,000,000
Shares issued for services at $ .22 to $ .30 per share	500,000	131,250	-	-	-	-	-	-	-	131,250
Shares issued for services at $ .18 to $ .19 per share	525,000	95,250	-	-	-	-	-	-	-	95,250
Shares issued for services at $ .21 per share	1,800,000	378,000	-	-	-	(51,263)	-	-	-	326,737
Shares issued for services at $ .20 per share	2,178,000	435,600	-	-	-	-	-	-	-	435,600
Shares issued for services at $ .10 to $ .13 per share	2,682,000	276,660	-	-	-	-	-	-	-	276,660
Currency translation adjustment	-	-	-	-	-	-	-	-	(45,952)	(45,952)
Net (loss) for the year	-	-	-	-	-	-	-	(11,368,134)	-	(11,368,134)
Balance, December 31, 2006	72,478,869	$18,292,232	$1,016,834	$-	$-	$(51,263)	$(1,375,000)	$(22,310,379)	$(75,314)	$(4,502,890)

See the accompanying notes to the consolidated financial statements

Liska Biometry, Inc.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net (loss)	$(11,368,134)	$(2,942,852)
Adjustments to reconcile net (loss) to cash
(used in) operating activities:
Depreciation and amortization	76,312	16,570
Amortization and impairment of intangible assets	6,437,195	-
Amortization of debt discount	1,163,224	-
Common stock and options issued and subscribed for services	1,265,497	1,405,967
Change in value of derivative liabilities	(1,352,228)	-
Loss on debt extinguishment	1,372,965	-
Net book value of assets disposed	31,807	-
Changes in working capital items
Accounts receivable	(663,001)	-
Inventories	(134,942)	-
Prepaid expenses and miscellaneous receivables	26,431	(30,047)
Accounts payable and accrued expenses	643,162	164,901
Related party payable	296,402	-
Accrued financing penalties	300,000	-
Customer advances	162,470	-
Other	(47,547)	-
Total adjustments	9,577,747	1,557,391

Net cash (used in) operating activities	(1,790,387)	(1,385,461)

Cash flows from investing activities:
Cash paid for acquisitions	(1,516,000)	-
Net cash in acquired companies	169,675	-
Deposit on acquisition	100,000	(100,000)
Note receivable	(125,000)	-
Purchase of fixed assets	(15,697)	(44,074)
Net cash (used in) investing activities	(1,387,022)	(144,074)

Cash flows from financing activities:
Proceeds from convertible notes	5,000,000	-
Payments on convertible debt	(2,000,000)	-
Proceeds allocated to restricted cash	(224,728)	-
Proceeds from notes payable	650,000	50,000
Repayment of notes payable	(125,000)	-
Proceeds from investor loans	155,000	-
Repayments on investor loans	(77,833)	(18,552)
Common shares issued and subscriptions for cash	175,000	1,318,250
Cancelled subscription	-	(9,000)
Net cash provided by financing activities	3,552,439	1,340,698

Net increase (decrease) in cash	375,030	(188,837)

Effect of currency translation on cash	(45,952)	(23,089)

Beginning - cash balance	33,715	245,641

Ending -cash balance	$362,793	$33,715

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non cash investing and financing activities:
Common stock issued for acquisition	$5,000,000	$-
Common stock issued to settle notes payable	$-	$50,000
Common stock issued for receivable	$-	$1,375,000
Cancellation of treasury shares	$-	$200,000

See the accompanying notes to the consolidated financial statements.

LISKA BIOMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated as 3045 Corporation under the laws of the State of Florida on October 26, 1999. On January 19, 2001 the name was changed to Floran International, Inc., on June 15, 2001, the name was changed to FTLA, Inc., and on April 1 2002, the name was changed to Liska Biometry, Inc. The Company was in the development stage until June 5, 2006. The Company’s business plan consists of providing biometric identification services, specifically products and technology for the identification and authentication of individuals using live scan fingerprints.

On January 9, 2001, the Company acquired all of the issued and outstanding common shares of H2O International, Inc. ("H2O") in exchange for 500,042 shares of its common stock (approximately 83% of the issued and outstanding shares of the Company after this issuance).

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

On November 2, 2004, the Company formed and acquired all of the issued and outstanding common shares of a Canadian subsidiary, Liska Biometry (Canada) Inc. That company's primary purpose is to carry out research and development of the Company's products and to generate sales in Canada for any resulting products. As of December 31, 2006 the company no longer sustains operations in Canada, additionally the company has forfeited their security deposit for the leased premises in Canada.

On June 1, 2006 we acquired Digital Card Systems and all of its subsidiaries through a securities purchase agreement. DCS provided the company with an international presence, proprietary image capture and a proprietary ID Management suite.

On June 5, 2006 we acquired certain assets of Markow Photo Properties of Phoenix Arizona. We paid $1,516,000 to Markow pursuant to an asset purchase agreement. The company acquired inventory and capital equipment. In June 2006 we changed the name of Markow to Liska Imaging.

Consolidation

On June 1, 2006 Liska Biometry, Inc. and Digital Card Systems merged. On June 5, 2006 the company acquired substantially all of the operating assets of Markow Photo Properties in Phoenix, Arizona, consisting of the companies Al-Cor Identification Systems, Colormark Inc. and Photomark Inc. The Phoenix location will serve as the operations center for Liska Biometry, Inc. in the United States. We intend to optimize the core competencies of ID System sales, retail sales, service, support, national and international distribution to support the entire corporation in the US and abroad. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

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

For contracts of shorter duration, revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize revenue, the following criteria must be met:

•	Signed agreement -- The agreement must be signed by the customer.

•	Fixed Fee -- The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred -- Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

•
Collectibility is probable -- The Company conducts a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. Collections are monitored over the term of each project, and if a customer becomes delinquent, the revenue may be deferred. The company does not recognize the revenue until cash is credited.

•
The company’s policy of recognition through its subsidiary, Liska Imaging, is as follows: For cash transactions revenue is booked immediately, this includes all credit card transactions. Additionally once a customer is invoiced revenue is recognized, assuming collectability is probable.

Inventory

Inventory is valued at the lower of cost or market on a first-in, first-out basis. Substantially all of the inventory is comprised of finished goods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

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

Balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and historical rates. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies are recognized in statement of operations.

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. During the year ended December 31, 2006, the Company recognized an impairment loss of $6,437,195. As of December 31, 2006, the Company has fully impaired goodwill.

Derivative Financial Instruments

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

In connection with the issue of convertible debt in 2006, the Company issued freestanding Warrants and a right to receive shares of common stock (the embedded conversion feature). Although the terms of the Warrants or issuance of common stock does not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to be outside the control of the Company and, accordingly, the Company is required to account for these freestanding Warrants as derivative liabilities, rather than as equity. In these cases, the Company deducts the initial fair value of the derivative financial instrument from the proceeds of sales of the convertible debt, resulting in the debt being recorded at a discount. This discount is then amortized over the life of the debt, using the effective interest method.

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, restricted cash, trade accounts receivables, accounts payable, accrued expenses, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt, notes payable and due to investors approximates fair values of similar debt instruments.

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

The following tables present segment and geographic information for the year ended December 31, 2006.

SALES:
Liska	$-
Liska Canada	-
Liska Imaging	5,034,674
DCS	29,729
DCS Europe	825,580
Cosmo ID	336,049
Consolidated Total	$6,226,032

DEPRECIATION AND AMORTIZATION:
Liska	$1,163,224
Liska Canada	-
Liska Imaging	76,312
DCS
DCS Europe	-
Cosmo ID	-
Consolidated Total	$1,239,536

INTEREST EXPENSES:
Liska	$328,232
Liska Canada	-
Liska Imaging	-
DCS	-
DCS Europe	-
Cosmo ID	-
Consolidated Total	$328,232

NET INCOME (LOSS):
Liska	$(10,528,315)
Liska Canada	(375,595)
Liska Imaging	58,180
DCS	(507,154)
DCS Europe	(13,884)
Cosmo ID	(1,366)
Consolidated Total	$(11,368,134)

TOTAL CURRENT ASSETS
Liska	$50,802
Liska Canada	2,164
Liska Imaging	1,624,455
DCS	48,710
DCS Europe	451,491
Cosmo ID	171,351
Consolidated Total	$2,348,973

CAPITAL ASSETS (NET)
Liska	$3,549
Liska Canada	0
Liska Imaging	535,785
DCS	9,889
DCS Europe	33,411
Cosmo ID	36,682
Consolidated Total	$619,316

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

Research and Development

The Company expenses research and development costs as incurred. Such costs include certain prototype products, test parts, consulting fees, and costs incurred with third parties to determine feasibility of products. Costs incurred for research and development were $220,934 and $82,861 in 2006 and 2005 and are included in selling, general and administrative expenses.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share-Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

New Pronouncements

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

In February 2007, the FASB issued Financial Accounting Standard No. 159 'The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115' or SFAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1. Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, 'Accounting for Leases.'

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, 'Fair Value Measurements'. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

EITF 00-19-2, "Accounting for Registration Payment Arrangements".

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 9 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006, resulting in re-classification of certain of our outstanding warrants from derivative instrument liabilities to equity.

BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2006, the Company incurred losses of $11,368,134 and has working capital and stockholders deficit as of December 31, 2006 of $5,147,856 and $4,502,890 respectively.

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

NOTES RECEIVABLE

The note receivable represents a loan to Sogedex of Paris, France denominated as 100,000 Euros. The note receivable bears interest at 4.5%. The note is convertible into common stock of Sogedex. In connection with the loan, the Company also received an option to purchase 80% of the outstanding stock of Sogedex for approximately 2,400,000 Euros. The initial term of the option expired on July 31, 2006, but can be extended through December 31, 2006 by providing additional funds to Sogedex in the amount of 200,000 Euros. If the note is not converted into Sogedex common stock or the option to purchase additional stock is not exercised, the note is due in 20 quarterly installments commencing in 2007 and ending in 2012. As of December 31, 2006 and throughMay 16, 2007 the Company has not provided the additional funds to extend the note, however the Company does plan to extend the option to purchase Sogedex.

NOTES PAYABLE

In February 2006, a bridge loan of $300,000 was received from CAMOFI Master LDC,an affiliate of Centrecourt Asset Management LLC ("CAMOFI"). The note bears interest at 8% and was originally due on April 30, 2006. The CAMOFI bridge loan was secured by all of the assets of the Company and by a pledge of 3,300,000 shares of the Company's common stock owned by the Company's president. As additional consideration for the loan, the Company issued 500,000 shares of common stock and 300,000 warrants. The Company has valued the stock at its fair market value of $150,000. The Company has valued the warrants at $83,631 using the Black-Scholes option pricing model and recorded the amount as additional paid in capital and debt discount. The aggregate debt discount of $233,631 was amortized to interest expense over the three-month term of the loan. On April 30, 2006, the Company extended the term of the note to July 31, 2006 by issuing 833,333 shares of common stock, which were valued at $150,000, based upon the market value of the common stock on April 30, 2006. The Company amortized the cost of $150,000 to interest expense over the three month term of the extension. As of July 31, 2006 the company extended the term of the note to October 31, 2006 by issuing 1,500,000 shares of common stock, which were valued at $255,000, based upon the market value of the common stock on July 31, 2006. The company amortized the cost of the $255,000 to interest expense over the three month term of the extension, which resulted in charges of $170,000 during the period ended September 30, 2006. At December 31, 2006 this note and all interest was paid in full.

In November 2006 the company received bridge loans totaling $325,000. The note for $225,000 was made by two separate entities, Motivated Minds LLC, $200,000, and Arma Fund, $25,000. The loans carry a 120 day term and can be extended, as of May 16, 2007 these notes have been extended. The other loan of 100,000 was received from an employee, the applied interest rate is 8% per annum with no set term. The holder of the note received a warrant to purchase 700,000 shares of common stock at $0.14 on a cash basis.

LONG TERM DEBT AND DERIVATIVE LIABILITIES

On June 5, 2006, the Company entered into a long term financing arrangement with CAMOFI. Under the arrangement, Liska issued to CAMOFI two convertible promissory notes, for $3,000,000 and $2,000,000 (collectively "the Convertible Notes"). The Convertible Notes were scheduled to mature on May 31, 2009 and bore interest at 10% per annum. The Convertible Notes were convertible into shares of Liska common stock at $0.40 per share and $0.60 per share, respectively. Liska granted to CAMOFI a priority security interest in all of our assets. The terms of the Convertible Notes required that a certain portion of the proceeds be placed in an escrow account pending satisfaction of certain conditions

In addition to the Convertible Notes and pursuant to the financing arrangement, Liska issued to CAMOFI warrants to purchase up to 12,500,000 shares of our common stock ("the Warrants"). The Warrants have a five year term and initially had an exercise price of $0.40 per share.

The Company agreed to use its best efforts to register the shares of common stock underlying the Convertible Notes and the Warrants. The company was required to file the registration statement within 90 days and have it become effective within 180 days. In addition, the Company is required to maintain the effectiveness of the registration statement. In the event that these requirements are not met, the Company is required to pay cash penalties of 1.5% per month of the face value of the notes, The Company was unable to file the registration statement within the prescribed time and, at December 31, 2006, has accrued penalties in the amount of $300,000.

On December 29, 2006 the Company and CAMOFI agreed to reset the conversion price of the Convertible Notes from $0.40 and $0.60 to $0.14, and to reset the exercise price of the Warrants from $0.40 to $0.14. In addition, the bridge loan of $300,000 and all accrued interest related to the bridge loan and the Convertible Notes was paid ($624,000) using the restricted cash held in escrow from the second of the Convertible Notes. The remaining funds held in escrow were returned to CAMOFI, leaving the company with one Convertible Note with a face value of $3,624,676. At present, the company is still negotiating penalties on its delinquency in filing the registration statement.

In addition, the company amended and restated the Warrants issued to CAMOFI, to provide for warrants to purchase 21,000,000 shares of common stock at an exercise price of $0.14, expiring on December 29, 2013. If, at any time while the Warrants are outstanding (a) the Company effects any merger or consolidation of the Company with or into another Person (b) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions (c) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property or (d) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, then the Holder of the Warrants may elect to receive cash equal to the value of the Warrants as determined in accordance with the Black-Scholes option pricing formula.

Under applicable accounting rules, the Company accounted for the Convertible Notes and Warrants as derivative instrument liabilities. The derivative accounting was required by certain provisions in the financing documents which provided for adjustments in the amount of common stock which could be issued upon conversion of the derivative instruments in certain events, as described in Emerging Issues Task Force (EITF) Issue 00-19. Under the relevant provisions in such documents as originally constituted, if the Company issued rights, options or warrants to subscribe for or purchase common stock at a price per share which was less than the conversion or exercise price, the amount of common stock issueable upon conversion of the Convertible Notes or exercise of the Warrants would be adjusted upward under a formula. Further, because the Company has a maximum number of authorized common shares and theoretically might not have sufficient common stock available to satisfy such adjustments, the Company could be forced to settle such adjustments in cash. Although the terms of the Convertible Notes do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be outside the Company's control and, accordingly, the Company accounted for the embedded conversion feature in the Convertible Notes as derivative financial instrument liabilities, rather than as equity. In addition, the ability of the Holder of the Warrants to elect to receive cash in certain circumstances, as described above, requires that the warrants be accounted for as derivative instrument liabilities.

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

When derivative instrument accounting is required, the Company deducts the fair value of the derivative instruments from the proceeds of sale of the related instrument. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses the Cox-Ross-Rubinstein binomial option pricing model to value the Warrants and the embedded conversion right components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion right components at the time they were issued and at December 31, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, the remaining period to the expiration date of the Warrants or convertible notes, and an expected volatility of our common stock over the remaining life of the warrants or convertible notes of 50%. The risk-free rates of return used at December 31, 2006, applicable to the remaining life of the Warrants were 5.11% based on constant maturity rates published by the U.S. Federal Reserve.

The following long term debt and derivative instrument liabilities were outstanding at December 31, 2006:

December 31, 2006

10% Senior Secured Convertible Note, due October 31, 2009	$3,624,676
Less: unamortized discount	(2,601,615)
$1,023,061

	At Issuance	December 31, 2006

Common Stock Warrants	$1,053,524	$1,134,478
Additional Investment Rights	1,154,652	1,261,521
Embedded Derivative Instrument bifurcated from 10% Senior Secured Convertible Note	675,607	750,946
Derivative Instrument Liabilities		$3,146,945

During the year ended December 31, 2006 we retired a significant portion of our outstanding derivative liabilities. The debt was retired using $2,000,000 previously held in restricted cash, $300,000 was used to pay a bridge loan, $324,676 was used to pay the accrued interest on the $5,000,000 notes. The balance was returned to CAMOFI, as such we have charged operations in the form of a loss on extinguishment of $1,372,965.

STOCKHOLDERS' (DEFICIT)

Common Stock

At December 31, 2006, the Company's no par value common stock authorized was 100,000,000 shares with 72,478,869 shares issued and outstanding and the Company's no par value preferred stock authorized was 10,000,000 shares. During October 2005, the Company signed a securities purchase agreement for the issuance of 5,000,000 shares of common stock at $0.275 or $1,375,000. The shares have been issued but to date, the cash proceeds have not been received, the shares are held in escrow and the $1,375,000 is shown as a reduction of stockholders' equity at December 31, 2006.

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

During the twelve months ended December 31, 2006, the Company issued a total of 38,337,606 shares of common stock.

In connection with the acquisition of DCS 25,000,000 shares of common stock were issued effective June 1, 2006, the shares were valued at the market price of $0.20 per share. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

In private transactions, the Company sold 1,750,000 shares of common stock for cash proceeds of $175,000. The Company also issued 7,685,000 shares for services rendered pursuant to employment, consulting contracts, and investment banking contracts, both written and verbal. The shares were valued at their fair market value of $1,316,760, the allocable portion charged to non-cash compensation expense during the year was $1,265,497, $51,263 was deferred and will be recognized as an expense in future periods. The Company issued 2,833,333 shares as additional consideration pursuant to the note payable agreement with CAMOFI. The aggregate value of these shares was $555,000 (based upon quoted market value on the loan agreement date). The value of these shares is being amortized as debt discount over the term of the agreements.

During the twelve months ended December 31 2006, the Company issued 300,000 warrants, valued at $83,361 as additional consideration pursuant to the note payable agreement with CAMOFI. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.33 and all warrants expire on July 31, 2009. These warrants are now associated with and part of the 21,000,000 warrants created through the debt restructure and are now exercisable at $.0.14

Stock Options

During the year ended December 31, 2006 the Company issued options to purchase 150,000 shares of its common stock for a period of ten years at prices of $.20 to one former employee. These options vest one year from the date of issuance. No expense was charged to operations related to these options. During the year ended December 31, 2005 the Company issued options to purchase 975,000 shares of its common stock for a period of ten years at prices of $.32 and $.61 per share to employees for services rendered. These options vest one year from the date of issuance.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2003: expected life of options of 10 years, expected volatility of 208%, risk-free interest rate of 3% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2004, approximated $1.00 per option. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2006, approximated $1.00 per option. These results may not be representative of those to be expected in future years.

Effective January 1, 2006 the company adopted SFAS 123 (revised 2004) “share based payment” (SFAS 123 (R)). This statement requires compensation expense to be measured based on the estimated fair value of the share based awards and recognized in income on a straight line basis over the requisite service period, which is generally the vesting period. Prior to January 1, 2006 the company accounted for share based compensation under the provisions of SFAS 123 using the intrinsic value method prescribed by the Accounting Principles Board (APB) No. 25 and related interpretations.

2005
Net (loss)
As reported	$(2,942,852)
Proforma	$(3,242,851)
Basic and diluted (loss) per share
As reported	$(.11)
Pro forma	$(.12)

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance at
December 31, 2004	350,000	$.64

Granted	650,000	$.39		$.31
Granted	295,000	$.32		$.31
Granted	30,000	$.61		$.31
Balance at
December 31, 2005	1,325,000	$.45
Granted	150,000	$.20	$	nil
Balance at
December 31, 2006	1,475,000	$40

The following table summarizes information about fixed-price stock options at December 31, 2006:

	Outstanding Exercisable
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Weighted Average Number Exercisable	Weighted- Average Exercise Price
$.64	350,000	10 years	$.64	350,000	$.64
$.32 to $.39	945,000	10 years	$.35	945,000	$.35
$.61	30,000	10 years	$.61	30,000	$.61
$.20	150,000	10 years	$.20	0	N/A

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
—

As of December 31, 2006 the Company has a net operating loss carry forward of approximately $3,900,000(subject to any restrictions because of prior changes in ownership). This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026. The deferred tax asset of approximately $1,300,000 relating to the operating loss carry forward has been fully reserved at December 31, 2006. The principal difference between the net operating loss for income tax purposes and the net operating loss for financial reporting purposes results from stock based compensation of approximately $18,100,000. The change in the valuation reserve for the year ended December 31, 2006 was approximately $500,000.

DUE TO INVESTORS

During December 2000, the Company raised $86,000 from three investors based on a private placement offering at $1.00 per share.

During 2001, the Company raised an additional $154,200 consisting of $42,000 in cash and $112,200 of expenses paid directly to third parties. During October 2001 the Company issued 410,400 shares of common stock to retire $205,200 of this liability.

During 2004 investors loaned the Company a net of $47,552 with no specified interest rate. The loans are due on demand.

During 2005 investor loans of $18,552 were repaid, leaving the Company a net of loans payable on demand of $64,000 at December 31, 2005 with no specified interest rate.

During 2006 the company borrowed $55,000 in demand loans with no interest rate and no specified maturity date. As of December 31, 2006 $19,000 of the due to investors was repaid.

On June 1, 2006 the Company through its merger with Digital Card Systems assumed $555,167 in demand notes with no specified term nor interest rate, these loans were made by employees and shareholders of DCS. Subsequent to the merger, the Company repaid $58,833 to the employees and shareholders of DCS. Additionally our subsidiary borrowed $100,000 from an employee in October, there is no specified interest rate, although the holder of the note has a right to demand repayment if the Company receives $1,000,000 or greater in financing.

As of December 31, 2006 the Company had net amounts due to investors of $755,167.

LEASE COMMITMENTS

On December 8, 2004, the Company entered into a lease agreement for office premises in Dover, New Hampshire, requiring lease payments of $2,250 to $2,734 per month for the period January 1, 2005, through December 31, 2009.

On February 24, 2005, Liska Biometry (Canada) Inc. entered into an Agreement to Lease office premises in Ottawa, Canada requiring minimum lease payments of $8,819 per month beginning May 1, 2005, through March 31, 2010. In addition, the lease allows for annual escalation of certain operating costs. In support of that agreement, the Canadian Company agreed to sign an indemnification agreement guaranteeing all rental payments. At December 31, 2006 the company is not occupying this space, the space has been rented out and the Company has forfeited its security deposit of $12,500.

On June 5, 2006 the company assumed the leases of Markow Photo properties and DCS Europe. These are 5 year leases with monthly payments of $13,475 and $3,150 respectively.

Additionally in August 2006 the company leased 5,000 sq ft through a sublease with S1 in Littleton, MA. The sublease is a two year lease with monthly payments of $4,500.

Minimum lease payments under the above leases for the years ended December 31, are summarized below:

2007	$284,267
2008	$258,256
2009	$232,319
2010	$199,500
2011	$88,125

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

During the periods covered by these financial statements the Company entered into some employment, consulting and other agreements with third parties. Although the Company obtained settlement releases from a majority of the parties, settlement releases were not entered into with some of these parties or the settlement releases were verbal agreements. Future contingencies which cannot be estimated by management, may exists for the above matters including but not limited to issuance of capital stock and other financial obligations and may have a material negative impact on the Company's financial position and results of operations.

At April 1, 2005 the Company had entered into an executive employment contract for one year, renewable each year, (it was renewed April 1, 2006). Through December 2005 with two officers for annual compensation of approximately $90,000. One of these executives resigned at March 8, 2006. During, 2006 the Company has not entered in any written employment contracts pre or post acquisition. The contracts previously in place have renewed. The total annual compensation of the renewed contracts is $290,000.

ACQUISITION OF DIGITAL CARD SYSTEMS AND MARKOW PHOTO PROPERTIES

Effective June 1, 2006, the Company acquired all of the outstanding equity interests of Digital Card Systems, Inc., a Delaware corporation, and its affiliates, DCS Europe, Inc., and Cosmo ID GmbH (collectively "DCS"). The aggregate consideration paid to the DCS shareholders was 25,000,000 shares of common stock, valued at $5,000,000. The share purchase agreement with DCS provides that the shares of common stock issued to DCS shareholders are restricted and will not be registered under the Securities Act of 1933, or the securities laws of any state, and absent an exemption from registration contained in such laws, cannot be transferred, hypothecated, sold or otherwise disposed of until; (i) a registration statement with respect to such securities is declared effective under the Securities Act of 1933, or (ii) Liska receives an opinion of counsel for Liska that an exemption from the registration requirements of the Securities Act is available.

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

Effective June 5, 2006, DCS acquired certain operating assets (primarily comprised of capital equipment and inventory) of Markow Photo Properties, Inc., an Arizona corporation ("Markow") for $1,516,000 in cash consideration. The acquired assets were placed into a new wholly owned subsidiary called Liska Imaging, Inc. Liska Imaging is a Phoenix-based provider of all major aspects of the Identity Management market and operates under the trade names of Al-Cor Identification Systems, Colormark Inc., and Photomark, Inc.

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

The purchase price of Markow was cash consideration of $1,516,000. The source of financing was the $5,000,000 Convertible Note arrangement with CAMOFI. The results of operations of Markow are included in the Company's consolidated results commencing June 5, 2006.

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

The Transaction described in above relating to the acquisition of DCS and Markow was accounted for as a business combination in accordance with SFAS No. 141. Goodwill and intangible assets were measured as fair value after the purchase price net off the fair value of tangible assets. A summary of the Transaction is presented below:

Fair value of net tangible assets acquired

Common stock issued	$5,000,000
Cash paid for assets	1,516,000
Equity purchase price	6,516,000
Fair value of net tangible assets
Cash and bank balances	169,675
Inventory and supplies	925,000
Property and equipment	661,093
Aggregate tangible assets	1,755,768

Accounts payable and accrued liabilities	$(956,502)
Accumulated debt and capital lease obligations	(614,000)
Other liabilities	(106,461)
78,805
Goodwill	$6,437,195

Goodwill impairment at December 31, 2006	$6,437,195

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

	YEAR ENDED
	DECEMBER 31,
	2006	2005

Revenues ($000)	$10,439	$10,444
Net (loss) ($000) excluding charge on good will impairment	$(4,002)	$(4,007)
(Loss) per share - basic and diluted	$(0.08)	$(0.08)

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

SUBSEQUENT EVENTS

In February 2006 the company exercised its right to extend the bridge loan an additional 90 days, as such the company has issued and additional 1,440,000 shares and 240,000 additional warrants to purchase common stock at $0.20. As of May 16, 2007 the shares remain a common stock issueable.

Additionally, as of May 16 , 2007 the Company has issued 2,100,000 additional shares for services rendered.

The company also reengaged Westminster Securities of New York, NY to act as investment advisor and non exclusive investment banker. As such the Company is presently pursuing equity based financing to continue to grow its operations.
Lastly the Company had signed an agreement to issue 5,000,000 shares for a receivable of $1,375,000 through Mercatus Partners in October of 2005. As of October 1, 2006 the company had not received the funds, as such the board of directors ordered immediate return of the certificates, these certificates were received by the Company in March 2007, and the board has voted to cancel these certificates in order to reduce the outstanding.