Form 10KSB/A
period 2006-12-31
LISKA BIOMETRY INC
filed 2007-05-31
CIK 1102065

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Liska Biometry, Inc. (“the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 to include the signature blocks of all the directors of the Company on the signature page.

LISKA BIOMETRY, INC.
FORM 10-KSB/A

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

LISKA BIOMETRY, INC.

Date: May 30, 2007	By	/s/ Charles Benz
Charles Benz
Chief Executive Officer (Principal Executive Officer)

Date: May 30, 2007	By:	/s/ Christopher J. LeClerc
Christopher J. LeClerc
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles Benz Charles Benz	Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2007

/s/ Christopher J. LeClerc Christopher J. LeClerc	President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	May 30, 2007

/s/ G. Bryan Thomas G. Bryan Thomas	Director	May 30, 2007

/s/ Javaid Sheikh Javaid Sheikh	Director	May 30, 2007

/s/ Brian Hynes Brian Hynes	Director	May 30, 2007

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